Form 10-Q
period 2009-09-30
Crownbutte Wind Power, Inc.
filed 2009-11-16
CIK 1452583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number:  333-156467

Crownbutte Wind Power, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0844584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 5th Avenue NE
Mandan, ND	58554
(Address of principal executive offices)	(Zip Code)

(701) 667-2073
(Registrant’s telephone number, including area code)

[Not applicable]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2009, there were 26,200,331 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Crownbutte Wind Power, Inc.

Form 10-Q

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our electronic SEC filings are available to the public at http://www.sec.gov.

Our public internet site is http://www.crownbutte.com. We  make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically files such material with, or furnish it to, the SEC. We also make available through our internet site, via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

These documents are also available in print without charge to any person who requests them by writing or telephoning:

Crownbutte Wind Power, Inc.
c/o Gottbetter & Partners, LLP
488 Madison Avenue
New York, New York 10022-5718
212-400-6900
Facsimile 212-400-6901

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in energy prices, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in Amendment No. 8 to our Registration Statement on Form S-1 filed with the SEC on October 1 (the “Form S-1”) in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

You should read this Report in conjunction with the discussion under the caption “Risk Factors” in the Form S-1, the audited consolidated financial statements and notes thereto in the Form S-1, the unaudited consolidated financial statements and notes thereto in this Report, and other documents which we may file from time to time with the SEC.

EXPLANATORY NOTE

On July 2, 2008, Crownbutte Acquisition Sub Inc., a North Dakota corporation formed on June 6, 2008, and a wholly owned subsidiary of ProMana Solutions, Inc., merged with and into Crownbutte Wind Power, Inc., a North Dakota corporation formed (originally as a limited liability company) on May 11, 1999 (“Crownbutte ND”), with Crownbutte ND being the surviving corporation (the “Merger”). As a result of the Merger, Crownbutte ND became our wholly-owned subsidiary.

Pursuant to the Merger, we ceased operating as a provider of web-based, fully integrated solutions for managing payroll, benefits, human resource management and business processing outsourcing, and acquired the business of Crownbutte ND to develop wind parks from green field to operation and have continued Crownbutte ND’s business operations as a publicly-traded company under the name Crownbutte Wind Power, Inc.

The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. Crownbutte ND is considered the acquirer for accounting purposes, and our historical financial statements for periods prior to the Merger have become the historical financial statements of Crownbutte ND for periods prior to the Merger in all subsequent filings with the SEC.

For more information about the Merger and related transactions and the accounting treatment thereof, see “Summary—Corporate Information and History” in the Form S-1.

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements.
Crownbutte Wind Power, Inc.
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,429	$304,703
Certificates of deposit	-	152,029
Other current assets	23,174	23,109
Total current assets	28,603	479,841

Other assets:
Interconnect application deposits	99,820	112,346
Property and equipment, net	182,796	234,357
Total other assets	282,616	346,703
	$311,219	$826,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$354,240	$125,829
Accrued expenses	136,287	53,812
Due to officer	44,380	-
Total current liabilities	534,907	179,641

Total liabilities	534,907	179,641

Stockholders' equity (deficit):

Preferred stock, $0.001 par value, 25,000,000 shares authorized none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized 26,200,331 issued and outstanding	26,200	26,200
Common stock to be issued, $0.001 par value, 3,928,564 shares	3,929	-
Additional paid-in capital	5,074,665	4,336,606
Retained earnings (deficit)	(5,328,482)	(3,715,903)
Total stockholders' equity (deficit)	(223,688)	646,903

Total liabilities and stockholders' equity (deficit)	$311,219	$826,544

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2009*	2008**	2009*	2008**
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sale of project development rights	$-	$-	$-	$200,000

Consulting revenues	-	-	-	73,020
Total revenues	$-	$-	$-	$273,020

Cost of revenues:
Project development rights	-	-	-	34,593

Consulting revenues	-	-	-	3,482
Total cost of revenues	-	-	-	38,075

Gross profit	-	-	-	234,945

Operating expenses:
General and administrative (includes stock based compensation of $702,702 and $2,493,397 in 2009 and 2008)	373,242	3,200,697	1,578,450	3,540,675
Depreciation expense	7,744	5,364	25,856	13,133
Total operating expenses	380,986	3,206,061	1,604,306	3,553,808

Net operating loss	(380,986)	(3,206,061)	(1,604,306)	(3,318,863)

Other income (expenses):
Interest income	4	4,277	934	8,133
Other income	5,734	-	7,558	-
Interest expense	(1,635)	-	(2,403)	-
Loss on sale of fixed assets	-	-	(14,362)	-
Total other income (expenses)	4,103	4,277	(8,273)	8,133

Net loss	$(376,883)	$(3,201,783)	$(1,612,579)	$(3,310,730)

Basic and diluted - net income (loss) per common share	$(0.01)	$(0.14)	$(0.06)	$(0.17)

Basic and diluted - weighted average common shares outstanding	26,200,331	22,277,302	26,200,331	19,210,262

*	Pro forma tax expense adjustments are not applicable due to the Company being taxed as a C corporation from the beginning of 2009.
**	Pro forma income tax expense and earnings per share are not meaningful due to tax loss for period.

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,612,579)	$(3,310,730)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,856	13,133
Stock-based compensation	702,702	2,493,397
Loss on sale of fixed assets	14,362	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Other assets	12,462	(130,949)
Increase in:
Accounts payable	228,412	40,861
Accrued liabilities	82,475	12,614

Total adjustments	1,066,269	2,429,056

Net cash used in operating activities	(546,310)	(881,674)

Cash flows from investing activities:
Certificates of deposit redeemed	152,029	140,889
Investment in certificates of deposit	-	(151,660)
Purchase of fixed assets	(5,259)	(151,240)
Sale of fixed assets	16,600	-
Net cash provided by (used in) investing activities	163,370	(162,011)

Cash flows from financing activities:
Net proceeds of private placement	-	1,622,833
Proceeds from exercise of warrants	39,286	-
Deferred financing costs	-	50,000
Payment of dividends	-	(153,333)
Due to officer	44,380	-
Net cash provided by financing activities	83,666	1,519,500
	(299,274)	475,815
Net increase (decrease) in cash and cash equivalents

Cash and cash equivalents, beginning of period	304,703	125,744

Cash and cash equivalents, end of period	$5,429	$601,559

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$2,403	$-
Taxes paid	$119	$-

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND MERGER

Crownbutte Wind Power LLC (“Crownbutte ND”) was founded on May 11, 1999 with the strategy of addressing the requirements of regional utility companies to satisfy increasing renewable energy demands. Crownbutte ND was formed as a limited liability company (LLC) in the State of North Dakota and elected to be taxed as an S corporation effective January 1, 2001. On March 11, 2008, Crownbutte ND no longer met the requirements to be treated as an S corporation.  As a result, effective March 11, 2008, Crownbutte ND has been taxed like a C corporation.  On May 19, 2008, Crownbutte ND filed with the Secretary of State of North Dakota to convert from an LLC to a C corporation becoming “Crownbutte Wind Power, Inc.”  On July 2, 2008, Crownbutte ND became a wholly owned subsidiary of Crownbutte Wind Power, Inc., a Nevada corporation, formerly ProMana Solutions, Inc. as described below.

In cooperation with a local utility, Crownbutte developed and constructed the first utility-scale wind facility in either of the Dakotas in 2001, consisting of two turbines near Chamberlain, South Dakota.

The Company currently functions as a wind park developer as well as a consulting and advisory service to power utilities.

ProMana Solutions, Inc. (or “ProMana”)

ProMana was incorporated in the State of Nevada on March 9, 2004, under the name ProMana Solutions, Inc. ProMana’s business was to provide web-based, fully integrated solutions for managing payroll, benefits, human resource management and business processing outsourcing to small and medium sized businesses. Following the merger described below, ProMana is no longer in that web services business. On July 2, 2008, ProMana amended its Articles of Incorporation to change its name to Crownbutte Wind Power, Inc.

Merger

On July 2, 2008, pursuant to a Merger Agreement entered into on the same date, Crownbutte Acquisition Sub Inc., a North Dakota corporation formed on June 6, 2008, and a wholly owned subsidiary (“Acquisition Sub”), merged with and into Crownbutte ND, with Crownbutte ND being the surviving corporation (the “Merger”). As a result of the Merger, Crownbutte ND became a wholly-owned subsidiary of the Company.

Pursuant to the Merger, ProMana ceased operating as a provider of web-based, fully integrated solutions for managing payroll, benefits, human resource management and business processing outsourcing, and acquired the business of Crownbutte ND to develop wind parks from green field to operation and has continued Crownbutte ND’s business operations as a publicly-traded company.  See “Split-Off Agreement” below.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

At the closing of the Merger, each share of Crownbutte ND’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into one share of the Company’s common stock. As a result, an aggregate of 18,100,000 shares of common stock were issued to the holders of Crownbutte ND’s common stock, 17,000,000 of which were issued to the original members of Crownbutte Wind Power LLC and 1,100,000 to investors in Crownbutte ND who purchases shares in a private placement prior to the merger. In addition, warrants to purchase an aggregate of 10,600,000 shares of Crownbutte ND’s outstanding at the time of the Merger became warrants to purchase an equivalent number of shares of the Company’s common stock.

Split-Off Agreement

Upon the closing of the Merger, under the terms of a Split-Off Agreement, ProMana transferred all of its pre-Merger operating assets and liabilities to its wholly-owned subsidiary, ProMana Technologies, Inc., a New Jersey corporation (“ProMana NJ”). Simultaneously, pursuant to the Split-Off Agreement, ProMana transferred all of the outstanding shares of capital stock of ProMana NJ to two stockholders prior to the Merger (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 144,702 shares of the common stock and warrants to purchase 19,062 shares of common stock held by those stockholders and (ii) certain representations, covenants and indemnities.

Stock Split

The Board of Directors authorized a one-for-65.723 reverse split of the Company’s common stock (the “Stock Split”), which was effective on July 31, 2008, for holders of record on July 14, 2008.  After giving effect to the Stock Split, there were outstanding 19,582,249 shares of common stock.  All share and per share numbers in this Report relating to the Common Stock prior to the Stock Split have been adjusted to give effect to the Stock Split retroactively unless otherwise stated.

For accounting purposes, the Merger was treated as a recapitalization of the Company. Crownbutte ND formerly Crownbutte Wind Power LLC is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Crownbutte ND before the Merger in all subsequent filings with the Securities and Exchange Commission (the “SEC”).

As used herein, unless the context otherwise requires, the “Company” and “Crownbutte” refer to Crownbutte ND for periods prior to the merger and to Crownbutte Wind Power, Inc., a Nevada corporation, formerly ProMana Solutions, Inc., and its wholly-owned subsidiary, Crownbutte ND, for periods after the Merger.

NOTE 2 – BASIS OF PRESENTATION, CONSOLIDATION AND GOING CONCERN

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its subsidiary for the nine months ended September 30, 2009 and September 30, 2008.  All material intercompany accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles of the United States for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2009.

The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2008 included in the Company’s filing of Form S-1.

Going Concern

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the nine months ended September 30, 2009, as well as an accumulated deficit of approximately $5,328,482 as of September 30, 2009 and a working capital deficit of $506,304.

As of September 30, 2009, the Company had only $5,429 in cash.  The Company’s ability to pay its obligations as they become due is in danger as it is in need of immediate financing.  The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity and or debt financing.  The Company’s current operations are not an adequate source of cash to fund future operations.  In the event that it is unable to obtain debt or equity financing, it may have to cease or curtail operations.

The Company’s management continues to focus on procurement of financing for its Gascoyne I project and is actively engaged in discussion with parties who may be interested in purchasing development rights of some of the Company’s other greenfield projects.

The Company’s ability to continue as a going concern is dependent upon either the sale of one or more greenfield projects, obtaining additional financing to develop the properties and the ultimate realization of profits through future production or sale of properties, and the success of the Company’s business plan.  The outcome of these matters cannot be predicted at this time.  These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition, which requires 1) evidence of an agreement, 2) delivery of the product or services has occurred 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Further, some revenues are recognized using the percentage of completion method of accounting. The Company believes that the use of the percentage of completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. The percentage to completion is measured by monitoring progress using records of actual time, materials and other costs incurred to date on specific projects compared to the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract.

The Company currently functions in two business areas: as a wind park developer and as a consulting and advisory service to power utilities. During 2008 the Company recognized revenues from consulting and advising services to power utilities (Consulting revenues).  The Company made no sales and had no consulting revenues for the nine months ended September 30, 2009.

Consulting services revenue is recognized under guidance that differs from contract services revenue. Consulting services revenue is recognized when delivery of the service has occurred; the customer has already received the service, and along with other revenue recognition criteria, qualifies the transaction as a sale. Whereas, contract services revenue is recognized when delivery of the product or service has yet to be completed yet the transaction still qualifies as a sale. When recognizing contract services revenue, prior to the project’s start, the Company estimates the cost at each stage of the project. As time passes and the stages are completed, the contractor recognizes an estimate of the revenue that has been earned based on the percentage of the estimated costs that have already been incurred. Using the percentage of completion method allows revenues and their associated expenses to be recognized in the same accounting period according to the matching principle, even if the customer has yet to receive delivery of the goods and services, or if the goods and services have not been completed by the Company.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

Cost of Revenues

The Company includes all direct costs related to its contract and sale of development rights revenues in cost of revenues.  The types of costs include materials and supplies and subcontractor fees and expenses specific to the project or contract.  Additionally, allocations of payroll, taxes, and benefits are added to cost of revenues based on time worked on each project.  Any project expenses not directly related to revenue-generating contracts or sales are expensed to research and development within general and administrative expenses.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents and Certificates of Deposit

For purpose of reporting cash flows, the Company considers all accounts with maturities of three months or less to be cash equivalents. Certificates of deposit with a maturity of more than three months when purchased are classified as current assets.

At December 31, 2008 the Company had certificates of deposit in the amounts of $100,000 and $52,030 which collected interest of 2.68% and 3.21% and matured on February 26, 2009 and May 13, 2009 respectively.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost. The Company records straight-line depreciation based on the estimated useful life of the individual units of property and equipment. Estimated useful lives are five to ten years for the property and equipment.  Leasehold improvements are amortized over ten years.

Research and Development

The Company expenses research and development as incurred.

Income Taxes

The Company was organized as a limited liability company for the year ended December 31, 2007 and the Company’s members elected to be taxed as an S corporation. An S corporation is not a taxpaying entity for federal and state income tax purposes; thus, no income tax expenses have been recorded in the financial statements. It is the responsibility of the members to report their proportionate share of the Company’s income or loss on the members’ individual income tax returns.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

Since March 11, 2008, the Company is being taxed as a C corporation.  A short year S corporation tax return and a short year C corporation tax return was filed.  Income tax liability for the years ended December 31, 2008 and September 30, 2009 is $0.

Customer Concentration

Two of the Company's customers accounted for 100% of its revenues for the nine months ended September 30, 2008.  The Company had no revenues for the nine months ended September 30, 2009.

Concentration of Credit Risk

The Company maintains its cash deposits at various financial institutions. Bank balances periodically exceed the Federal Deposit Insurance Corporation limits at one bank.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on “Fair Value Measurements” for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of this guidance did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

The Financial Accounting Standards Board (“FASB”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the “FASB” requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2009 and December 31, 2008.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2009 and December 31, 2008, the fair value short-term financial instruments including cash, certificates of deposit, other current assets, accounts payable, accrued expenses and due to Officer, approximates book value due to their short-term duration.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the Financial Accounting Standards Board (“FASB”) issued, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for January 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Stock-Based Compensation

We account for the grant of stock and warrants awards in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), “Share-Based Payment.” This guidance, requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation.

The Company uses the Black-Scholes option valuation model for estimating the fair value of traded options.  This option valuation model requires the input of highly subjective assumptions including the expected stock price volatility.

For the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation of $702,702 and $2,493,397, respectively.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.  Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).  The outstanding warrants amounted to 7,307,188  and 11,235,752 at September 30, 2009 and 2008 respectively.  For the periods ended September 30, 2009 and September 30, 2008, these potentially dilutive securities were not included in the calculation of loss per share because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

New Accounting Pronouncements

In May 2009, the FASB issued authoritative guidance, which establishes the accounting for and disclosures of subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company. In preparing these consolidated financial statements, the Company evaluated events that occurred through the date of this filing for potential recognition or disclosure.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment and related accumulated depreciation consists of the following:

	September 30, 2009	December 31, 2008
Equipment & Vehicles	$193,760	$229,495
Software	39,289	39,289
Leasehold Improvements	938	-
Total Cost	233,987	268,784
Accumulated Depreciation	(51,191)	(34,427)
Net Property & Equipment	$182,796	$234,357

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

Equipment and vehicles are depreciated with an estimated useful life of 5 to 10 years and software has an estimated useful life of 5 years.  Depreciation expense was $25,586 and $13,133 for the nine months ended September 30, 2009 and 2008 respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
Accrued Payroll	$116,916	$45,984
Credit Cards Payable	18,015	2,854
Accrued Vacation	279	-
Payroll Taxes Payable	1,077	2,663
Sales Tax Payable	-	2,311
	$136,287	$53,812

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

During the quarter ended September 30, 2009 warrants for the purchase of 3,928,564 shares of common stock were exercised at a price of $.01 for proceeds of $39,286. As of September 30, 2009, 3,928,564 shares of common stock are to be issued for the exercise of these warrants.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company borrowed funds from Timothy Simons, one of the Company’s stockholders and its CEO.  The terms of the loans are non-interest bearing and payable upon demand.  Amounts owed totaled $44,380 as of September 30, 2009 and $0 for the year ended December 31, 2008.

The Company leased office space from Timothy Simons, one of the Company’s stockholders and its CEO.  The lease was a month-to-month lease for $458 per month.  The lease terminated on March 31, 2008.  Total rent expense paid for the nine months ended September 30, 2008 was $1,374.

NOTE 8 – OFFICE AND SHOP LEASE

On May 1, 2008 the Company entered into a lease for office and shop space at $1,500 per month.  The lease is for twelve months and has no renewal options.  Upon expiration of the initial lease term, the lease is month-to-month.  The Company is responsible for paying all utilities and janitorial.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

NOTE 9 – RETIREMENT PLAN

In August 2007, the Company established a SIMPLE retirement plan. The Company matches employee contributions up to 3% of gross wages. The Company’s contributions to the plan were $5,141 and $5,324 for the nine months ended September 30, 2009 and 2008 respectively.

NOTE 10 – CONCENTRATION OF RISK

The Company conducted all of its operations for the nine months ended September 30, 2009 and 2008 under contracts with two companies, a utility and a coal company.  Revenues earned and recognized for the nine months ended September 30, 2009 and 2008 were $0 and $273,020 for sale of project development rights ($200,000) and consulting revenue ($73,020), respectively.

NOTE 11 –	PROJECT DEVELOPMENT COSTS AND INTERCONNECT APPLICATION DEPOSITS

The Company expenses all project development costs until management deems a project probable of being technically, commercially, and financially viable.  The Company capitalizes project development costs generally once management deems a project probable of being technically, commercially, and financially viable.  This generally occurs in tandem with management’s determination that a project should be classified as an advanced project, such as when favorable results of a system impact study are received, interconnect agreements obtained, and project financing is in place.

On May 27, 2008 the Company entered into a joint venture agreement with Westmoreland Power, Inc., a coal company, under the name of Gascoyne II Wind Project to develop, construct, manage, and operate a 200 MW wind power project in southwest North Dakota.  The Company received $200,000 from Westmoreland as compensation in order to participate in the joint venture.  The Company recognized sale of development rights revenues for this amount for the nine months ended September 30, 2008. Crownbutte will be the managing party.  For the nine months ended September 30, 2009 and 2008, the Company expensed development costs of $8,383 and $10,052 respectively, for this project.

On June 20, 2008 the Company entered into an agreement with a wind development company to purchase the rights to develop a wind park near New England, ND for $100,000.  Assets purchased by the Company consist of one met tower, 3.5 years meteorological data, and a land lease cooperation agreement.  For the nine months ended September 30, 2009 and 2008, the Company expensed development costs of $10,150 and $99,386 respectively for this project.

In 2007, the Company sold project development rights for a 20 MW wind park near Gascoyne, ND to a wind energy company.  The Company recognized $75,000 revenue in 2006 for preliminary development work completed and earned in 2006. For the year ended December 31, 2007, additional revenue of $250,000 for sale of project development rights was earned and recognized for final development work completed prior to transfer of ownership.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

In 2008, the Company decided to repurchase the project.  On September 30, 2008 the Company entered into an agreement with the wind development company to repurchase the development rights for the 20 MW Gascoyne, ND wind park for $325,000.   For the nine months ended September 30, 2009 and 2008, the Company expensed development costs totaling $91,418 and $338,182 respectively for this project as it has not yet deemed the project probable of being technically, commercially, and financially viable.

For the nine months ended September 30, 2009 and 2008 the Company expensed an additional $29,698 and $259,230 respectively in development costs for smaller projects not listed above.

The Company has deemed all of the projects describe above as research and development costs which have been expensed accordingly.

Interconnect Application Deposits

The Company pays in advance for electrical interconnect studies.  As the studies are performed, the portions of the advances that are used are expensed. Interconnect deposits are classified as non-current assets as studies generally exceed one year in length.  If a study is complete, any unused deposits are refunded to the Company.  At September 30, 2009 and December 31, 2008, the Company had $99,820 and $112,346 respectively, of unused deposits on its balance sheet.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On September 15, 2008 the Company entered into an employment contract with a new CFO.  The contract calls for a starting annual salary of $100,000.  Once an additional $3,000,000 is raised from the private placement, the annual salary will increase to $150,000.  In addition, the CFO will be granted 2,000,000 warrants to purchase shares of common stock at $0.001 per share.  There is no specified termination date of employment in the contract.

The Company valued the warrants on September 15, 2008 and is amortizing them over the vesting period.  As of September 30, 2009 the Company has expensed $702,702 included in stock based compensation.

Legal proceedings

On August 19, 2008, Centre Square Capital, LLC filed a claim in the amount of $3,000,000 plus attorneys fees, interest, and arbitration costs in a demand for arbitration, claiming that the Company has not compensated it for introducing the Company to the firm that raised the private placement capital in March, 2008 and thereafter.   On March 16, 2009 a judge dismissed Centre Square Capital LLC’s claim and awarded the Company reimbursement of all attorney fees and costs related to the claim.  A reimbursement of approximately $129,227 is payable to the Company. However, Centre Square Capital has since been dissolved, and there is substantial uncertainty that the Company will be able to collect the amount owed.

Crownbutte Wind Power, Inc.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008

The Company accounts for awards of attorney fees and costs resulting from judgments in its favor on a case-by-case basis.  Factors affecting the accounting treatment include timing of expenses incurred and date of award, likelihood of collection, and additional costs incurred in the collection process.  Judgments awarded that management deems collectible are recorded as a receivable.  Award amounts for expenses incurred in the same accounting period are recorded as reductions in the corresponding expense line item.  Reimbursements of prior period expenses are recorded as other income.

Collection of the Centre Square Capital judgment is uncertain and accordingly, no receivable has been recorded.  If the Company receives this award in 2009, all related expenses recognized in 2009 will be reduced and amounts in excess of current year expenses will be recognized as other income.

NOTE 13 – SUBSEQUENT EVENTS

On November 3, 2009, the Company was served with a lawsuit filed against us in the Philadelphia County Court of Common Pleas. Stradley, Ronon, Stevens & Young, LLP (the plaintiffs) filed a claim against the Company for nonpayment of legal fees and are seeking to recover $93,526 plus interest, attorneys’ fees and costs.  This claim arose as a result of legal services provided in the Centre Square Capital, LLC arbitration claim filed August 19, 2008.  The Company has included the $93,526 in accounts payable as of September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for Nine Months Ended September 30, 2009

Revenues

For the three months ended September 30, 2009, we recognized no revenues, identical to the same period in 2008.  The nine month period ending September 30, 2009 also had zero recognized revenue, in contrast to the same period in 2008, which showed $273,020 in revenue.  No new sales of development rights or new consulting projects were secured during the current period.  Although we continue to engage in multiple discussions with interested parties, we cannot be assured of success in our endeavors to sell development rights, to secure consulting contracts, or to raise the necessary project finance required to construct and operate wind parks for the sale of electricity.

We are encouraged by the passage of the American Recovery and Reinvestment Act, which extends the PTC three years to 2012, offers an alternative ITC (Investment Tax Credit) option to the PTC, and for two years also offers a one-time lump sum payment of 30% of qualifying capital investment back to the owner/operator of the wind farm in lieu of the PTC/ITC.  We believe these government incentives will improve the overall climate for the wind industry, and motivate developers to once again purchase development rights from green-fielders such as Crownbutte.  Likewise, as the business climate improves, we anticipate additional opportunities for consulting engagements.  We believe that pursuit of a dual strategy with our pipeline (financing vs. sale of development rights) will maximize all available opportunities, although there is no guarantee we will be able to sell any development rights or obtain financing for any of our projects to timely address our liquidity needs.

Cost of Revenues

Because there were no revenues in the either the three or nine months ended September 30, 2009, there were also no cost of revenues.  Similarly, there were no costs of revenues in the three months ended September 30, 2008.  Final work on the development and construction of the Baker, MT project from 2007 as a consultant for Montana-Dakota-Utility Company was the only source of revenues and related cost of revenues during the nine months ending September 30, 2008.

Operating Expenses

A large portion of the total operating expenses in the third quarter of 2009, and in the nine months ended September 30, 2009 was non-cash expense relating to share-based compensation:  $207,803 for the third quarter of 2009, and $702,702 for the nine months ended September 30, 2009.  Excluding share-based compensation and depreciation, operating expense dropped from $707,300 in third quarter 2008 to $165,439 in third quarter 2009.  Similarly operating expenses excluding depreciation and share-based compensation dropped from $1,047,278 in the nine months ended September 30, 2008 to $875,748 in the same period of 2009.

Cost control has been and continues to be a major emphasis for the company until revenues can be generated via consulting and/or sale of wind park development rights.  Some employees have deferred compensation, and officers have made loans to the Company.

Financing Outlook

We have entered a phase of our life-cycle during which the ability to raise funds (via debt or equity) at both the corporate and individual project levels is critical to our success.  Completing an additional approximately $1 million private placement of equity is necessary for the Company in order to maintain its current expense levels.  While our sale of development rights to projects has been infrequent (on the order of one transaction per year), we are currently pursuing all potential sales opportunities within our pipeline and will sell development rights to as many projects as necessary to provide liquidity and operating capital for a period of one to two years as we continue development efforts and seek project financing to realize our goal of wind park owner/operator.  We expect sale of project development rights will continue to be a source of revenues for the Company.

At the project level, the capital-intensive nature of wind park construction means that a 20 MW park requires financing on the order of $36-$40 million (depending in part on turbine prices). To this end, the Company is engaged in active discussions to secure tax equity financing, as well as straight equity financing.  The ability to secure project financing will be an important determinant of success for our Company, and in this environment of financial market distress, represents a risk to the success of our Company.

Liquidity and Capital Resources

In the first nine months of 2009, we used $546,310 cash in operations.  This operating capital was used for compensation expenses, professional services, and other costs of green-field development.  In contrast, the first nine months of 2008 cash used in operations was higher at $881,674. There was a lowering of staff-related cash expense in 2009 vs. 2008 as staff size shrunk and key employees elected to defer compensation.

Future efforts to generate positive cash flow depend on Crownbutte’s success in selling development rights to parks in the short term, and constructing wind parks to generate electricity sales in the long term.

First nine months 2009 cash generated from investing activities included $5,259 used in fixed asset purchases, and $152,029 redeemed from certificates of deposit, as well as $16,600 generated from sale of fixed assets (vehicles).  In contrast, for the first nine months of 2008, $162,011 was used for investing activities.  $151,240 was used for fixed asset purchases, and a net amount of $10,771 was invested in Certificates of Deposit. Future increases in fixed assets will occur only after project finance is raised, and purchase of turbines and other assets can begin in conjunction with construction activities.

For the first nine months of 2009, financing activities generated $83,666 in cash—from an exercise of warrants and from an officer loan.  This is in contrast to the first nine months of 2008, in which there was a positive net cash flow from financing activities of $1,519,500, which included $1,622,833 cash provided by the private placement of common stock and $50,000 from a deferral of financing cost, offset by cash used to pay dividends in the amount of $153,333 to the former LLC members.

As of September 30, 2009, there was $534,907 of current liabilities on the Company’s balance sheet.  Of this amount, $311,656 is legal and accounting fees related to normal accounting and audits, legal expenses relating to our Form S-1 registration statement and legal expenses relating to a legal proceeding (disposed of in Crownbutte’s favor).  There were no material capital commitments at that date, and there are none at this time.  Anticipated future capital expenditures (excluding construction costs of wind, which we will seek to finance on a non-recourse basis) will be for equipment to be used in the course of developing new green-field sites (such as meteorological towers).

Unless the Company raises additional capital through the sale of stock or otherwise, our only source of funds to pay for legal and accounting services, equipment for new green-field sites and other expenses will be proceeds of any development rights sales that take place in 2009. We seek to raise approximately $1 million through private placement of equity, and/or to sell at least one brown-field project.  We anticipate $350,000 to $400,000 of cash outflows per quarter in the remainder of 2009 and 2010, including operating expenses, timing differences between receivables and payables, and some capital expenses relating to development of new parks (primarily meteorological tower cost).  We anticipate capital expenditures to be approximately $120,000 per year if we add two new parks to our development pipeline in a given year (no new development park additions anticipated for remainder of 2009).

Costs relating to construction of wind farms will be financed from any project financing that is secured for the purpose of building specific wind park projects.

Going Concern

This Management’s Discussion and Analysis and the consolidated financial statements included in this Report have been prepared on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the nine months ended September 30, 2009, as well as an accumulated deficit of approximately $5,328,482 as of September 30, 2009 and a working capital deficit of $506,304.  Total current liabilities at September 30, 2009, were $534,907.

As of September 30, 2009, the Company had only $5,429 in cash.  As of the date of this Report, the Company has only approximately $3,700 in cash. The Company’s ability to pay its obligations as they become due is in danger as it is in need of immediate financing.  Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining equity and or debt financing.  Our current operations are not an adequate source of cash to fund future operations or pay current liabilities.  In the event that we are unable to obtain debt or equity financing, we may have to cease or curtail operations.

The Company continues to focus on procurement of financing for its Gascoyne I project and is actively engaged in discussion with parties who may be interested in purchasing development rights of some of the Company’s other greenfield projects.

Our ability to continue as a going concern is dependent upon either the sale of one or more greenfield projects, obtaining additional financing to develop the properties and the ultimate realization of profits through future production or sale of properties, and the success of our business plan.  The outcome of these matters cannot be predicted at this time.  These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue its business.

Item 4T.      Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this Report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009, were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

We have identified the following material weaknesses in our internal control over financial reporting:

Lack of Independent Board of Directors and Audit Committee

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, management has concluded that the risks associated with the lack of an independent audit committee are not sufficient to justify the creation of such a committee at this time.  Management will periodically reevaluate this situation.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings.

Except as described below, neither the Company nor any of its properties is a party to or subject to any material pending legal proceedings.  The Company has no knowledge of any legal proceedings involving the Company or its properties being contemplated by any governmental authorities, other than the Company’s applications for permits to install or erect wind turbines or weather-monitoring equipment, which are incidental to the business of the Company.

The amount, or range, of reasonably possible losses in connection with the actions against the Company in excess of established reserves, in the aggregate, may be material to the Company’s consolidated financial condition, operating results and cash flows.

Centre Square Capital, LLC v. Crownbutte Wind Power, Inc. On August 19, 2008, Centre Square Capital, LLC filed a claim with the American Arbitration Association in the amount of $3,000,000 plus attorneys’ fees, interest, and arbitration costs in a demand for arbitration, claiming that the Company has not compensated it for introducing the Company to the firm that identified the Company’s private placement investors in March, 2008 and thereafter. The Company maintained that the agreement pertains only to funds raised as a result of business with the People’s Republic of China. On March 16, 2009, the court dismissed the plaintiff’s claim and awarded the Company reimbursement of all attorney fees and costs related to the claim.  A reimbursement of approximately $129,227 is payable to the Company.  However, Centre Square Capital has since been dissolved, and there is substantial uncertainty that we will be able to collect the amount owed.

Stradley, Ronon, Stevens & Young, LLP v. Crownbutte Wind Power, Inc. On November 3, 2009, we were served with a lawsuit filed against us in the Philadelphia County Court of Common Please. Stradley, Ronon, Stevens & Young, LLP filed a claim against the Company for nonpayment of legal fees and are seeking to recover $93,526 plus interest, attorneys’ fees and costs.  This claim arose as a result of legal services provided in the Centre Square Capital, LLC arbitration claim filed August 19, 2008.  The Company has included the $93,526 in accounts payable as of September30, 2009.

Item 1A.      Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in our Form S-1.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.         Defaults upon Senior Securities.

None.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

The following Exhibits are being filed or furnished with this Annual Report on Form 10-Q.

Exhibit
Number	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1
Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2
Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crownbutte Wind Power, Inc.

Dated: November 16, 2009	By:	/s/ Manu Kalia
Manu Kalia
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1
Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2
Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)