Form 10-Q
period 2010-03-31
Crownbutte Wind Power, Inc.
filed 2010-05-21
CIK 1452583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  333-156467

Crownbutte Wind Power, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0844584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 5th Avenue NE
Mandan, ND	58554
(Address of principal executive offices)	(Zip Code)

(701) 667-2073
(Registrant’s telephone number, including area code)

N.A.
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

As of May 20, 2010, there were 32,387,472 shares of the registrant’s common stock outstanding.

CROWNBUTTE WIND POWER, INC.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

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

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Crownbutte Wind Power, Inc.
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$6,472	$17,322
Other current assets	18,345	3,949
Total current assets	24,817	21,271

Other assets:
Interconnect application deposits	285,697	91,638
Property and equipment, net	135,676	166,088
Total other assets	421,373	257,726
	$446,190	$278,997

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$375,506	$371,297
Accrued expenses	311,153	239,886
Stockholder loans payable (net of debt discount of $148,000, and $0 at March 31, 2010 and December 31, 2009, respectively)	52,000	20,000
Due to officer	30,880	42,380
Total current liabilities	769,539	673,563

Total liabilities	769,539	673,563

Stockholders' deficit:

Preferred stock, $0.001 par value, 25,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized
32,287,472 and 31,300,331 issued and outstanding at March 31,
2010 and December 31, 2009, respectively	32,287	31,300
Additional paid-in capital	5,544,934	5,113,209
Retained earnings deficit	(5,900,570)	(5,539,075)
Total stockholders' deficit	(323,349)	(394,566)

Total liabilities and stockholders' deficit	$446,190	$278,997

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Operations

	For the three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Sale of project development rights	$-	$-
Consulting revenues	-	-
Total revenues	-	-

Cost of revenues:
Project development rights	-	-
Consulting revenues	-	-
Total cost of revenues	-	-
Gross profit	-	-

Operating expenses:
General and administrative (includes stock based compensation
of $0 and $246,082 in 2010 and 2009)	271,832	623,625
Depreciation expense	7,005	9,276
Total operating expenses	278,837	632,901

Net operating loss	(278,837)	(632,901)

Other income (expenses):
Interest income	-	751
Other income	-	100
Interest expense	(91,539)	(119)
Gain on fixed asset disposal	8,882	-
Total other income (expenses)	(82,657)	732

Net loss	$(361,494)	$(632,169)

Basic and diluted - net loss per common share	$(0.01)	$(0.03)

Basic and diluted - weighted average common shares outstanding	31,380,800	22,916,756

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(361,494)	$(632,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,005	9,276
Stock-based compensation	-	246,082
Stock-based interest payment	89,712	-
Gain on disposal of fixed assets	(8,882)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Other assets	(208,455)	(16,347)
Increase in:
Accounts payable	4,209	51,145
Accrued expenses	71,267	18,924
Total adjustments	(45,144)	309,080
Net cash used in operating activities	(406,638)	(323,089)

Cash flows from investing activities:
Certificates of deposit redeemed	-	101,351
Investment in certificates of deposit	-	(1,494)
Purchase of fixed assets	-	(5,259)
Proceeds from disposal of fixed assets	32,288	-
Net cash provided by investing activities	32,288	94,598

Cash flows from financing activities:
Proceeds from stockholder loans	200,000	-
Net proceeds of private placement	175,000	-
Payments on officer loan	(11,500)	-
Net cash provided by financing activities	363,500	-

Net decrease in cash and cash equivalents	(10,850)	(228,491)

Cash and cash equivalents, beginning of period	17,322	304,703

Cash and cash equivalents, end of period	$6,472	$76,212

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$1,872	$119

Noncash transactions:
Stockholder loan payable converted to common stock	$20,000	$-
Unamortized debt discount	$148,000	$-

See accompanying notes to unaudited consolidated financial statements.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009

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

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009

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

NOTE 2 – BASIS OF PRESENTATION, CONSOLIDATION AND GOING CONCERN

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated balance sheets as of March 31, 2010 and December 31, 2009, (b) the consolidated statements of operations for the three months ended March 31, 2010 and 2009, (c) the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its subsidiary for the three months ended March 31, 2010 and 2009.  All material intercompany accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the three months ended March 31, 2010, as well as an accumulated deficit of approximately $5,900,570 as of March 31, 2010 and a working capital deficit of $744,722.

As of March 31, 2010, the Company has only $6,472 in cash.  The Company’s ability to pay its obligations as they become due is in danger as it is in need of immediate financing.  The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity and or debt financing.  The Company’s current operations are not an adequate source of cash to fund future operations.  In the event that it is unable to obtain debt or equity financing, it may have to cease or curtail operations.

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
For the three months ended March 31, 2010 and 2009

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

The Company currently functions in two business areas: as a wind park developer and as a consulting and advisory service to power utilities. During 2009 the Company recognized no revenues from consulting and advising services to power utilities (Consulting revenues).  The Company made no sales and had no consulting revenues for the three months ended March 31, 2010.

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

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009

Income Taxes

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

Customer Concentration

The Company had no revenues for the three months ended March 31, 2010 and 2009.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2010 and December 31, 2009.  The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2010 and December 31, 2009, the fair value short-term financial instruments including cash, certificates of deposit, other current assets, accounts payable, accrued expenses and due to officer, approximates book value due to their short-term duration.

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

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009

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

For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation of $0 and $246,082, respectively.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.  Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).  The outstanding warrants amounted to 8,350,034 and 11,235,752 at March 31, 2010 and 2009 respectively.   For the three months ended March 31, 2010 and 2009, these potentially dilutive securities were not included in the calculation of loss per share because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.

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

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment and related accumulated depreciation consists of the following:

	March 31, 2010	December 31, 2009
Equipment and Vehicles	$147,832	$179,370
Software	39,289	39,289
Leasehold Improvements	938	938
Total Cost	188,059	219,597
Accumulated Depreciation	(52,383)	(53,509)
Net Property and Equipment	$135,676	$166,088

Equipment and vehicles are depreciated with an estimated useful life of 5 to 10 years and software has an estimated useful life of 5 years.  Depreciation expense was $7,005 and $9,276 for the three months ended March 31, 2010 and 2009 respectively.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Accrued Payroll	$283,251	$216,254
Credit Cards Payable	27,902	23,262
Accrued Vacation	-	324
Accrued Interest	-	46
	$311,153	$239,886

NOTE 6 – STOCKHOLDERS’ DEFICIT

On February 22, 2010, the Company Board of Directors executed a Unanimous Written Consent approving a private placement transaction to offer investors a minimum of $150,000 (428,571 shares) and a maximum of $700,000 (2,000,000 shares) of the Company’s common stock at $0.35 per share.  Each share sold will include one warrant to purchase one share of the Company’s common stock, exercisable for a period of four years, at an exercise price of $1.50 per share, and one warrant to purchase one share of common stock, exercisable for four years, at an exercise price of $2.50 per share.  The Company issued 499,999 shares and 999,998 warrants for proceeds of $175,000.

On February 24, 2010 the $20,000 short-term note payable to StarInvest Group, Inc. was converted to common stock through the private placement.  A total of 57,142 shares and 114,284 warrants were issued.

On March 29, 2010 the Company issued a total of 400,000 shares of common stock in exchange for short-term loans from two of the Company’s stockholders.  Terms of the loans are $100,000 payable in 60 days for 150,000 shares of stock in lieu of interest, and $100,000 payable in 60 days for 250,000 shares of stock in lieu of interest.  Principal payments on both loans are due June 7, 2010.

During the quarter ended March 31, 2010 the Company issued a total of 957,141 shares of common stock and 1,114,282 warrants under terms of the private placement and short-term loan agreements.

During the quarter ended March 31, 2010 the Company made an adjustment to increase common stock issued for 30,000 shares sold in 2009 in a transaction that was to be unwound by December 31, 2009. The stockholders later elected to keep the shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company borrowed funds from Timothy Simons, one of the Company’s stockholders and its CEO.  The terms of the loans are non-interest bearing and payable upon demand.  Amounts owed totaled $30,880 as of March 31, 2010 and $42,380 as of December 31, 2009, respectively.

The Company borrowed funds from StarInvest Group, Inc., one of the Company’s stockholders.  Terms of the loan are $20,000 at 6% annual interest, due within one year.  The date of the loan is December 18, 2009.  As of December 31, 2009, the Company owed $20,000.  On February 24, 2010, the note was converted to common stock and warrants through the private placement.  The principal balance as of March 31, 2010 is $0.  See Note 6.

On March 29, 2010 the Company borrowed a total of $200,000 from two of its stockholders.  Terms of the loans are $100,000 each payable on June 7, 2010.  Common stock was issued in lieu of interest payments.  See Note 6.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009

NOTE 8 – RETIREMENT PLAN

In August 2007, the Company established a SIMPLE retirement plan. The Company matches employee contributions up to 3% of gross wages. The Company’s contributions to the plan were $983 and $2,710 for the three months ended March 31, 2010 and 2009 respectively.

NOTE 9 – PROJECT DEVELOPMENT COSTS AND INTERCONNECT APPLICATION DEPOSITS

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

On May 27, 2008 the Company entered into a joint venture agreement with Westmoreland Power, Inc., a coal company, under the name of Gascoyne II Wind Project to develop, construct, manage, and operate a 200 MW wind power project in southwest North Dakota.  Crownbutte is the managing party.  For the three months ended March 31, 2010 and 2009, the Company expensed development costs of $7,172 and $2,728 respectively, for this project.

On June 20, 2008 the Company entered into an agreement with a wind development company to purchase the rights to develop a wind park near New England, ND for $100,000.  Assets purchased by the Company consist of one met tower, 3.5 years meteorological data, and a land lease cooperation agreement.  For the three months ended March 31, 2010 and 2009, the Company expensed development costs of $8,470 and $2,770 respectively for this project.

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

In 2008, the Company decided to repurchase the project.  On September 30, 2008 the Company entered into an agreement with the wind development company to repurchase the development rights for the 20 MW Gascoyne, ND wind park for $325,000.   For the three months ended March 31, 2010 and 2009, the Company expensed development costs totaling $25,088 and $69,016 respectively for this project as it has not yet deemed the project probable of being technically, commercially, and financially viable.

For the three months ended March 31, 2010 and 2009 the Company expensed an additional $23,889 and $10,054 respectively in development costs for smaller projects not listed above.

The Company has deemed all of the projects described above as research and development costs which have been expensed accordingly.

Interconnect Application Deposits

The Company pays in advance for electrical interconnect studies.  As the studies are performed, the portions of the advances that are used are expensed. These costs are incurred as part of the process to obtain an interconnect agreement. Interconnect deposits are classified as non-current assets as studies generally exceed one year in length.  If a study is complete, any unused deposits are refunded to the Company.  At March 31, 2010 and December 31, 2009, the Company had $285,697 and $91,638 respectively, of unused deposits on its balance sheet.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009

The Company accounts for awards of attorney fees and costs resulting from judgments in its favor on a case-by-case basis.  Factors affecting the accounting treatment include timing of expenses incurred and date of award, likelihood of collection, and additional costs incurred in the collection process.  Judgments awarded that management deems collectible are recorded as a receivable.  Award amounts for expenses incurred in the same accounting period are recorded as reductions in the corresponding expense line item.  Reimbursements of prior period expenses are recorded as other income.  Collection of the Centre Square Capital judgment is uncertain and accordingly, no receivable has been recorded.  For the three months ended March 31, 2010 the Company collected $0 of this award.

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

On December 14, 2009, the Company received a Notice of Intent to Take Default Judgment from Stradley, Ronon, Stevens & Young, LLP for the unpaid balance of $93,526.  The Company has been working with the plaintiff to make payments on the debt.  In exchange, the plaintiffs have agreed to postpone execution of the judgment.  The Company owed $78,526 as of March 31, 2010 which is included in accounts payable.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through May 20, 2010, which is the date the financial statements were issued.

On April 27, 2010 the Company issued 100,000 shares common stock for payment of consultant fees.

On April 29, 2010, the Company Board of Directors executed a Unanimous Written Consent approving the issuance of warrants to four Company employees and executives.  The warrants consist of options to purchase 9,010,000 shares of the Company’s common stock at .1101 per share exercisable for a period of five years.

On May 19, 2010, the Company accepted the resignation of the Chief Financial Officer.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above and “Risk Factors” included in our Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010 (the “2009 Form 10-K”), for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. These condensed consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009.

You should read this discussion and analysis together with such financial statements and the notes thereto.

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

Results of Operations for Three Months Ended March 31, 2010

Revenues

For the three months ended March 31, 2010, we recognized no revenues.  The Company had no revenues for the same period 2009.  No new sales of development rights or consulting projects were secured during the current period.  We continue to engage in discussions with finders and interested parties.  However, we cannot be assured of success in our endeavors to sell development rights, secure consulting contracts, or to raise the necessary project financing required to construct and operate wind parks for the sale of electricity.  See further discussion in Financing Outlook.

Cost of Revenues

There was no cost of revenues.

Operating Expenses

Operating expenses for the quarter ended March 31, 2010 decreased $354,064 compared to the same quarter 2009.  The Company continued cost-containment measures implemented in 2009, which included reduction of non-essential staff and overhead.  The decrease in expenses was attributable to a $20,532 decrease in research and development expenses, a decrease of $15,084 in legal and accounting fees, a reduction in salary expenses of $282,902, and a $12,480 reduction of travel and entertainment expenses.  Other staff-related expense reductions such as payroll taxes, continuing education, and simple plan contributions totaled approximately $17,000.

The $20,532 decrease in research and development expenses resulted from less early-stage development activity for 2010 compared to the same period last year as the Company continues to focus on financing its shovel-ready projects.

Legal fees decreased for the current quarter compared to the same period last year due to legal expenses incurred first quarter 2009 related to the Centre Square Capital litigation.  Legal and accounting fees for the quarter ended March 31, 2010 totaled $96,347 compared to $111,431 for the same period in 2009.

Salaries and wages for the current quarter totaled $99,424 compared to $382,326 first quarter 2009.  Of the $282,902 salary reduction, approximately $246,000 was due to stock-based compensation payments recognized in 2009.  No stock-based compensation was incurred during the current quarter.

The Company curtailed all unnecessary travel and entertainment expenses after first quarter 2009.  Travel and entertainment for the quarter ended March 31, 2010 totaled $277 compared to $12,480 for the same period last year.

Other staff-related expenses, including payroll taxes, totaled $4,414 for the current quarter compared to $20,851 for the same period last year.

Non-Operating Income and Expenses

The Company recognized a gain on disposal of fixed assets totaling $8,882 for the current quarter.  No gain or loss on sale or disposal of fixed assets was recognized for the period ended March 31, 2009.  The Company earned no interest income during the current quarter compared to $751 earned the same period last year.

Interest expense totaled $91,539 for the current quarter compared to $119 for the same period last year.  Approximately $90,000 of the current period interest expense was stock-based interest payments made on stockholder loans.

Financing Outlook

The Company continues to experience significant liquidity issues.  Even though cost-containment measures have been implemented, lack of revenues and difficulty in obtaining project financing has continued to negatively impact the Company.  A private placement initiated earlier this quarter has resulted in some capital investment into the Company.   The Company also borrowed funds from two stockholders during the quarter ended March 31, 2010.  These funds were used to finance Midwest Independent Systems Operator (MISO) deposit requirements for the Elgin and Wibaux projects.  By entering into financing agreements with stockholders, the Company was able to maintain fast-tracked status for both of these projects.  Fast-tracking through the MISO queue allows the Company to achieve an interconnect agreement much earlier than projects that remain in the regular queue awaiting further impact studies.  The Company anticipates Elgin and Wibaux, each 20 MW projects, should attain shovel-ready status before 2010 year end.

Future efforts to generate positive cash flow depend on Crownbutte’s success in selling development rights to parks in the short term, and constructing wind parks to generate electricity sales in the long term.  As of the date of this report, the Company continues to focus on efforts to finance the Gascoyne I wind park (a 19.5 MW project).   As disclosed in previous filings, the Company is in the due diligence phase with the lender to procure approximately $37.5 million in debt financing.

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
Until we successfully complete due diligence, there is no assurance the lender will approve the financing.

We continue to seek financing for the Elgin and Wibaux projects and discussions are on-going with various interested parties.  The Company is also seeking to sell one or more projects.  To date, none of these discussions have advanced beyond exchange of information and there can be no assurance we will succeed in either financing or sale of these projects.

Liquidity and Capital Resources

The Company has accrued significant liabilities and has a working capital deficit of $744,722 as of March 31, 2010.  In the current quarter, we used $406,638 cash in operations compared to $323,089 used in operations during the same period in 2009.  The increase in cash used this quarter compared to the same period last year is mainly due to $200,000 invested in MISO interconnect application deposits compared to no investments made during the same period last year.  Cash used was partially offset by additional increases in accounts payable and accrued expenses for this quarter.  Key employees and officers have elected to defer compensation.   Payroll and staff-related expenses were significantly reduced for the quarter ended March 31, 2010 compared to last year as the Company employed approximately 50% less staff than the period ended March 31, 2009.

Cash flows from investing activities for the quarter totaled $32,288 compared to $94,598 for the same period last year.  The only source of cash flow from investing activities for the quarter ended March 31, 2010 was $32,288 insurance proceeds from loss of two met towers destroyed in an ice storm.  The Company redeemed certificates of deposit totaling $101,351 during the quarter ended March 31, 2009, invested $1,494 in certificates of deposit, and purchased $5,259 in fixed assets.

Cash flows from financing activities for the quarter ended March 31, 2010 totaled $363,500 compared to $0 for the same period last year.  Sources of cash for the quarter included $175,000 net proceeds from a private placement and $200,000 borrowed from stockholders.  The Company made payments totaling $11,500 on a loan from officer.

Going Concern

This Management’s Discussion and Analysis and the consolidated financial statements included in this Report have been prepared on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the three months ended March 31, 2010, as well as an accumulated deficit of approximately $5,900,570 as of March 31, 2010 and a working capital deficit of $744,722.  Total current liabilities at March 31, 2010 were $769,539.

As of March 31, 2010, the Company had only $6,472 in cash.  As of the date of this Report, the Company has only approximately $1,400 in cash. The Company’s ability to pay its obligations as they become due is in danger as it is in need of immediate financing.  Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining equity and or debt financing.  Our current operations are not an adequate source of cash to fund future operations or pay current liabilities.  In the event that we are unable to obtain debt or equity financing, we may have to cease or curtail operations.

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

New Accounting Pronouncements

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

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010, were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and Rule 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report and as disclosed in the accompanying notes to consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, the Company has received $0 of the damages awarded on March 16, 2009.  We believe there will be no recovery of this award.

Subsequent to the damages award, the Company was threatened with litigation over non-payment of attorney fees related to the Centre Square Capital arbitration and defense.  On November 3, 2009, the Company was served with a lawsuit filed in the Philadelphia County Court of Common Pleas by Stradley, Ronon, Stevens & Young, LLP, seeking to recover $93,526 plus interest, attorneys’ fees, and costs.  On December 14, 2009, the Company received a Notice of Intent to Take Default Judgment for the unpaid balance of $93,526.  The Company has been working with the plaintiff to make payments on the debt.  In exchange, the plaintiffs have agreed to postpone execution of the judgment.  There has been no change in the status of this situation and we continue to work toward full payment of the debt.

As of the date of this report, the Company owes Stradley, Ronon, Stevens & Young, LLP $78,526.  We anticipate paying the balance in full upon closing of the Gascoyne I financing, which is scheduled to occur on or before June 15, 2010.  There is no guarantee the financing will be approved or that we will have the capital available to pay this debt.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our 2009 Form 10-K under Part I, Item 1A, therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2010, the Company issued 100,000 shares common stock to a consultant for services under a consulting agreement.  The Company’s issuance of the shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

On April 29, 2010, in consideration of their services to the Company, the Company issued warrants to purchase shares of its common stock to the following officers and employees:

•	Timothy H. Simons, the Company’s Chief Executive Officer, received a five-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.1101 per share;

•	Terry Pilling, the Company’s Executive Vice President, received a five-year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.1101 per share;

•	Kay Grinsteinner, the Company’s Controller, received a five-year warrant to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.1101 per share; and

•	Andrew Buck, the Company’s Data Acquisition Manager, received a five-year warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.1101 per share.

The Company’s issuance of the warrants was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

Effective May 19, 2010, the Company’s Chief Financial Officer, Manu Kalia, resigned from his position and from employment with the Company.

Item 6.  Exhibits.

The following Exhibits are being filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit
Number		Description

10.1
Promissory Note, dated as of March 29, 2010, in the principal amount of $100,000, issued by the Registrant to Catherine C. Coleman (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.2
Promissory Note, dated as of March 29, 2010, in the principal amount of $100,000, issued by the Registrant to David L. Cohen (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.3	*	Form of Common Stock Purchase Warrant issued to certain executive officers and employees on April 29, 2010

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	*
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*      Filed/furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWNBUTTE WIND POWER, INC.

Dated: May 20, 2010	By:	/s/ Timothy H. Simons
Timothy H. Simons
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.3	Form of Common Stock Purchase Warrant issued to certain executive officers and employees on April 29, 2010

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)