Form 10-Q
period 2010-06-30
Crownbutte Wind Power, Inc.
filed 2010-08-23
CIK 1452583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 23, 2010, there were 34,660,805 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Crownbutte Wind Power, Inc.
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$820	$17,322
Other current assets	11,061	3,949
Total current assets	11,881	21,271

Other assets:
Interconnect application deposits	230,325	91,638
Property and equipment, net	129,420	166,088
Total other assets	359,745	257,726
	$371,626	$278,997

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$435,069	$371,297
Accrued expenses	388,384	239,886
Stockholder loans payable	205,000	20,000
Due to officer	29,380	42,380
Total current liabilities	1,057,833	673,563

Total liabilities	1,057,833	673,563

Stockholders' deficit:

Preferred stock, $0.001 par value, 25,000,000 shares authorized none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized 32,640,805 and 31,300,331 issued and outstanding at June 30, 2010 and December 31, 2010 and December 31, 2009, respectively	32,640	31,300
Additional paid-in capital	6,699,158	5,113,209
Retained earnings deficit	(7,418,005)	(5,539,075)
Total stockholders' deficit	(686,207)	(394,566)

Total liabilities and stockholders' deficit	$371,626	$278,997

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sale of project development rights	$-	$-	$-	$-

Consulting revenues	-	-	-	-
Total revenues	-	-	-	-

Cost of revenues:
Project development rights	-	-	-	-
Consulting revenues	-	-	-	-
Total cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative (includes stock based compensation of $992,001 and $494,899 in 2010 and 2009)	1,189,594	539,037	1,493,503	1,205,207
Depreciation expense	6,257	8,837	13,262	18,113
Total operating expenses	1,195,851	547,874	1,506,765	1,223,320

Net operating loss	(1,195,851)	(547,874)	(1,506,765)	(1,223,320)

Other income (expenses):
Interest income	—	180	—	931
Other income	500	1,722	500	1,824
Interest expense	(184,931)	(649)	(276,469)	(768)
Modification expense	(105,077)	—	(105,077)	—
Gain (loss) on sale of fixed assets	—	(14,362)	8,882	(14,362)
Total other expenses	(289,508)	(13,109)	(372,164)	(12,375)

Net loss	$(1,485,359)	$(560,983)	$(1,878,929)	$(1,235,695)

Basic and diluted - net loss per common share	$(0.05)	$(0.02)	$(0.06)	$(0.05)

Basic and diluted - weighted average common shares outstanding	32,434,761	26,200,331	32,032,953	26,200,331

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,878,929)	$(1,235,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,262	18,113
Stock-based compensation	992,001	494,899
Stock-based interest payment	124,712	-
Debt discount amortization	148,000	-
Modification expense	105,077	-
Stock-based consultant fees	22,000	-
Stock-based director fees	500	-
(Gain) loss on disposal of fixed assets	(8,882)	14,362
Changes in operating assets and liabilities:
Increase in:
Other assets	(145,800)	(4,447)
Increase in:
Accounts payable	63,772	209,209
Accrued expenses	148,497	60,897
Total adjustments	1,463,139	793,033
Net cash used in operating activities	(415,790)	(442,662)

Cash flows from investing activities:
Certificates of deposit redeemed	-	152,029
Purchase of fixed assets	-	(5,259)
Proceeds from disposal of fixed assets	32,288	16,600
Net cash provided by investing activities	32,288	163,370

Cash flows from financing activities:
Proceeds from stockholder loans	230,000	-
Payments on stockholder loans	(25,000)	-
Net proceeds of private placement	175,000	-
Payments on officer loan	(13,000)	-
Net cash provided by financing activities	367,000	-

Net decrease in cash and cash equivalents	(16,502)	(279,292)

Cash and cash equivalents, beginning of period	17,322	304,703

Cash and cash equivalents, end of period	$820	$25,411

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$3,757	$768
Taxes paid	$-	$119

Noncash transactions:
Stockholder loan payable converted to common stock	$20,000	$-

See accompanying notes to unaudited consolidated financial statements.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND MERGER

Crownbutte Wind Power LLC (“Crownbutte ND”) was founded on May 11, 1999 with the strategy of addressing the requirements of regional utility companies to satisfy increasing renewable energy demands. Crownbutte ND was “formed as a limited liability company (LLC) in the State of North Dakota and elected to be taxed as an S corporation effective January 1, 2001. On March 11, 2008, Crownbutte ND no longer met the requirements to be treated as an S corporation.  As a result, effective March 11, 2008, Crownbutte ND has been taxed like a C corporation.  On May 19, 2008, Crownbutte ND filed with the Secretary of State of North Dakota to convert from an LLC to a C corporation becoming “Crownbutte Wind Power, Inc.”  On July 2, 2008, Crownbutte ND became a wholly owned subsidiary of Crownbutte Wind Power, Inc., a Nevada corporation, formerly ProMana Solutions, Inc. as described below.

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

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

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

NOTE 2 – BASIS OF PRESENTATION, CONSOLIDATION AND GOING CONCERN

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated balance sheets as of June 30, 2010 and December 31, 2009, (b) the consolidated statements of operations for the six months ended June 30, 2010 and 2009, (c) the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009.

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

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its subsidiary for the six months ended June 30, 2010 and 2009.  All material intercompany accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the six months ended June 30, 2010, as well as an accumulated deficit of approximately $7,418,005 as of June 30, 2010 and a working capital deficit of $1,045,952.

As of June 30, 2010, the Company has only $820 in cash.  The Company’s ability to pay its obligations as they become due is in danger as it is in need of immediate financing.  The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity and or debt financing.  The Company’s current operations are not an adequate source of cash to fund future operations.  In the event that it is unable to obtain debt or equity financing, it may have to cease or curtail operations.

The Company’s management continues to focus on procurement of financing for its Gascoyne I, Wibaux, and Elgin projects and is actively engaged in discussion with parties who may be interested in purchasing development rights of some of the Company’s other greenfield projects.  The Company would consider sale of either of its shovel-ready projects (Gascoyne I, Wibaux, Elgin) if an opportunity arises before financing can be procured.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

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

The Company currently functions in two business areas: as a wind park developer and as a consulting and advisory service to power utilities. During 2009 the Company recognized no revenues from consulting and advising services to power utilities (Consulting revenues).  The Company made no sales and had no consulting revenues for the six months ended June 30, 2010.

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

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

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

Customer Concentration

The Company had no revenues for the six months ended June 30, 2010 and 2009.

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

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2010 and December 31, 2009.  The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2010 and December 31, 2009, the fair value short-term financial instruments including cash, other current assets, accounts payable, accrued expenses and due to officer, approximates book value due to their short-term duration.

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

For the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation of $992,001 and $494,899 respectively.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.  Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).  The outstanding warrants amounted to 17,360,034 and 10,735,752 at June 30, 2010 and 2009 respectively.   For the six months ended June 30, 2010 and 2009, these potentially dilutive securities were not included in the calculation of loss per share because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.

New Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment and related accumulated depreciation consists of the following:

	June 30, 2010	December 31, 2009
Equipment and Vehicles	$147,832	$179,370
Software	39,289	39,289
Leasehold Improvements	938	938
Total Cost	188,059	219,597
Accumulated Depreciation	(58,639)	(53,509)
Net Property and Equipment	$129,420	$166,088

Equipment and vehicles are depreciated with an estimated useful life of 5 to 10 years and software has an estimated useful life of 5 years.  Depreciation expense was $13,262 and $18,113 for the six months ended June 30, 2010 and 2009 respectively.

During the six months ended June 30, 2010 the Company recorded disposals of two meteorological towers destroyed during an ice storm.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Accrued Payroll	$355,792	$216,254
Credit Cards Payable	32,592	23,262
Accrued Vacation	-	324
Accrued Interest	-	46
	$388,384	$239,886

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ DEFICIT

On February 22, 2010, the Company's Board of Directors executed a Unanimous Written Consent approving a private placement transaction to offer investors a minimum of $150,000 (428,571 shares) and a maximum of $700,000 (2,000,000 shares) of the Company’s common stock at $0.35 per share.  Each share sold included one warrant to purchase one share of the Company’s common stock, exercisable for a period of four years, at an exercise price of $1.50 per share, and one warrant to purchase one share of common stock, exercisable for four years, at an exercise price of $2.50 per share.  The Company issued 499,999 shares and 999,998 warrants for proceeds of $175,000.

On February 24, 2010 the $20,000 short-term note payable to StarInvest Group, Inc. was converted to common stock through the private placement.  A total of 57,142 shares and 114,284 warrants were issued.

On March 29, 2010 the Company issued a total of 400,000 shares of common stock in exchange for short-term loans from two of the Company’s stockholders.  Terms of the loans were $100,000 payable in 60 days for 150,000 shares of stock in lieu of interest, and $100,000 payable in 60 days for 250,000 shares of stock in lieu of interest.  Principal payments on both loans were due June 7, 2010.  As of June 30, 2010, these loans are outstanding and are now past due.

On March 31, 2010 the Company made an adjustment to increase common stock issued for 30,000 shares sold in 2009 in a transaction that was to be unwound by December 31, 2009. The stockholders later elected to keep the shares.

On April 27, 2010 the Company issued 100,000 shares of common stock in exchange for consulting services totaling $22,000.

On April 29, 2010, the Company's Board of Directors executed a Unanimous Written Consent approving the issuance of warrants to four Company employees and executives.  The warrants consist of options to purchase 9,010,000 shares of the Company’s common stock at $0.1101 per share exercisable for a period of five years.  The warrants vested immediately.  Stock-based compensation expense totaled $992,001.  The Company valued these warrants utilizing the Black-Scholes pricing model and the following assumption terms:  5 years, interest rate: 1%, volatility:  388%.

On June 2, 2010 the Company issued 250,000 shares of common stock to Gottbetter Capital Group, Inc. in exchange for a $25,000 short-term loan dated June 3, 2010.  Interest expense totaling $35,000 was recorded for the shares issued.  See Note 7.

On June 2, 2010 the Company’s Board of Directors executed a Unanimous Written Consent to reduce the exercise price on 3,118,000 warrants expiring July 2, 2010 through September 8, 2010 from $2.50 to $0.24 per share if exercised by July 1, 2010.  In accordance with ASC 718, the value of the modified terms of the warrant (reduced price for a set period) was compared to the value of the warrants immediately before the modified terms. The difference for all outstanding warrants was recorded as an other expense on the income statement. The Company utilized the Black Scholes pricing model to calculate the fair value of the warrants before and after this reduction in exercise price for the 28 day period. A fair value of $105,077 was determined and expensed.  Warrant holders electing to accept this offer would also receive one warrant with an exercise price of $1.00 per share exercisable for one year.  Only one warrant holder accepted the offer.

On June 29, 2010 the Company issued 3,333 shares common stock to Director Ross Mushik for director fees totaling $500.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company borrowed funds from Timothy Simons, one of the Company’s stockholders and its CEO.  The terms of the loans are non-interest bearing and payable upon demand.  Amounts owed totaled $29,380 as of June 30, 2010 and $42,380 as of December 31, 2009, respectively.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

The Company borrowed funds from StarInvest Group, Inc., one of the Company’s stockholders.  Terms of the loan are $20,000 at 6% annual interest, due within one year.  The date of the loan is December 18, 2009.  As of December 31, 2009, the Company owed $20,000.  On February 24, 2010, the note was converted to common stock and warrants through the private placement.  The principal balance as of June 30, 2010 is $0.  See Note 6.

On March 29, 2010 the Company borrowed a total of $200,000 from two of its stockholders.  Terms of the loans are $100,000 each payable on June 7, 2010.  150,000 shares of  common stock was issued in lieu of interest payments.  These notes are currently in default.  See Note 6.

On May 21, 2010 the Company borrowed $5,000 from StarInvest Group, Inc., one of the Company’s stockholders.  Terms of the loan are non-interest bearing and payable upon demand.  The principal balance as of June 30, 2010 is $5,000.

On June 3, 2010 the Company borrowed $25,000 from Gottbetter Capital Group, Inc., one of the Company’s stockholders.  The short-term loan matures July 2, 2010 and accrues interest at 10% annually.  The lender required issuance of 250,000 shares of common stock as an inducement to lend.  See Note 6.  Gottbetter Capital Group, Inc., is an affiliate of Gottbetter & Partners, LLP, which has provided and continues to provide legal services to the Company.  Conditions of the note included commitment of 100% of the Company’s future receipts until the Company’s receivable balance for legal services had been paid in full.  The note was personally guaranteed by another Company stockholder.  On June 25, 2010 the Company repaid the note plus accrued interest.  The remaining terms of the note were modified, at the Company’s request, to reduce the commitment from 100% of all future receipts to 10%.  See Note 10.

NOTE 8 – RETIREMENT PLAN

In August 2007, the Company established a SIMPLE retirement plan. The Company matches employee contributions up to 3% of gross wages. The Company’s contributions to the plan were $1,450 and $4,363 for the six months ended June 30, 2010 and 2009 respectively.

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

On May 27, 2008 the Company entered into a joint venture agreement with Westmoreland Power, Inc., a coal company, under the name of Gascoyne II Wind Project to develop, construct, manage, and operate a 200 MW wind power project in southwest North Dakota.  Crownbutte is the managing party.  For the six months ended June 30, 2010 and 2009, the Company expensed development costs of $5,552 and $5,555 respectively, for this project.

On June 20, 2008 the Company entered into an agreement with a wind development company to purchase the rights to develop a wind park near New England, ND for $100,000.  Assets purchased by the Company consist of one met tower, 3.5 years meteorological data, and a land lease cooperation agreement.  For the six months ended June 30, 2010 and 2009, the Company expensed development costs of $11,132 and $5,038 respectively for this project.

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

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

In 2008, the Company decided to repurchase the project.  On September 30, 2008 the Company entered into an agreement with the wind development company to repurchase the development rights for the 20 MW Gascoyne, ND wind park for $325,000.   For the six months ended June 30, 2010 and 2009, the Company expensed development costs totaling $48,876 and $90,980 respectively for this project as it has not yet deemed the project probable of being technically, commercially, and financially viable.

For the six months ended June 30, 2010 and 2009 the Company expensed an additional $35,308 and $19,618 respectively in development costs for smaller projects not listed above.

The Company has deemed all of the projects described above as research and development costs which have been expensed accordingly.

Interconnect Application Deposits

The Company pays in advance for electrical interconnect studies.  As the studies are performed, the portions of the advances that are used are expensed. These costs are incurred as part of the process to obtain an interconnect agreement. Interconnect deposits are classified as non-current assets as studies generally exceed one year in length.  If a study is complete, any unused deposits are refunded to the Company.  At June 30, 2010 and December 31, 2009, the Company had $230,325 and $91,638 respectively, of unused deposits on its balance sheet.

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

The Company accounts for awards of attorney fees and costs resulting from judgments in its favor on a case-by-case basis.  Factors affecting the accounting treatment include timing of expenses incurred and date of award, likelihood of collection, and additional costs incurred in the collection process.  Judgments awarded that management deems collectible are recorded as a receivable.  Award amounts for expenses incurred in the same accounting period are recorded as reductions in the corresponding expense line item.  Reimbursements of prior period expenses are recorded as other income.  Collection of the Centre Square Capital judgment is uncertain and accordingly, no receivable has been recorded.  For the six months ended June 30, 2010 the Company collected $0 of this award.

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

On December 14, 2009, the Company received a Notice of Intent to Take Default Judgment from Stradley, Ronon, Stevens & Young, LLP for the unpaid balance of $93,526.  The Company has been working with the plaintiff to make payments on the debt.  In exchange, the plaintiffs have agreed to postpone execution of the judgment.  The Company owed $73,526 as of June 30, 2010 which is included in accounts payable.

On June 3, 2010 the Company executed a short-term note payable with Gottbetter Capital Group, Inc..  Terms of the note include a stipulation the Company must remit 10% of future receipts from all sources until the Company’s account is paid in full.  See Note 7.  As of June 30, 2010 the Company owed Gottbetter Capital Group, Inc. $228,295 for legal services.  This amount is included in accounts payable.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2010 and 2009

NOTE 11 – SUBSEQUENT EVENTS

On July 14, 2010 the Company issued 20,000 shares common stock at $0.24 per share and a warrant to purchase 20,000 shares of common stock at an exercise price of $1.00 expiring July 5, 2011.  The common stock and new warrant was exchanged for a warrant to purchase 20,000 shares at $2.50 pursuant to the Company’s exchange offer dated June 2, 2010.

On July 29, 2010 a total of 2,000,000 warrants were exercised at $0.001 per share.

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

The following discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  These condensed consolidated financial statements as of June 30, 2010, and for the six months ended June 30, 2010 and 2009, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of June 30, 2010, and for the six months ended June 31, 2010 and 2009.

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

The first wind park that we plan to build, own and operate is a 20 MW project called Gascoyne I located south of Dickinson, North Dakota.  Our goal is to have approximately 20 MW of owned operating capacity by mid-2011, and we target the construction and commissioning of approximately 40 MW of additional owned, operating by the end of 2011.  We do not currently and do not plan to act as an operator of wind parks we do not own.

Our business model focuses on the development of merchant parks.  We do not plan to enter into power purchase agreements unless they are offered on favorable terms.

Results of Operations for Six Months Ended June 30, 2010

Revenues

For the three months and six months ended June 30, 2010, we recognized no revenues.  The Company had no revenues for the same periods 2009.  No new sales of development rights or consulting projects were secured during the current period.  We continue to engage in discussions with finders and interested parties.  However, we cannot be assured of success in our endeavors to sell development rights, secure consulting contracts, or to raise the necessary project financing required to construct and operate wind parks for the sale of electricity.  See further discussion in Financing Outlook.

Cost of Revenues

There was no cost of revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 increased $283,445 compared to the same period 2009.  The Company recognized $992,001 in stock compensation expense for four of its officers and employees, an increase of $497,102 compared to stock compensation expense of $494,899 for the six months ended June 30, 2009.  Stock compensation expense for the three months ended June 30, 2010 and 2009 totaled $992,001 and $248,817, respectively, an increase of $743,184 quarter over quarter.  Other operating expenses were reduced due to cost-containment measures implemented in 2009 for nonessential staff and overhead.  For the six months ended June 30, 2010, other operating expenses decreased as follows:  research and development, $18,171; legal and accounting fees, $64,789; travel and entertainment, $18,663; payroll, payroll taxes and simple plan contributions, $95,694.

The $18,171 decrease in research and development expenses resulted from less early-stage development activity for 2010 compared to the same period last year as the Company continues to focus on financing its shovel-ready projects.  Although expenses decreased in total for the six months ended June 30, 2010, expenses for the current quarter increased $2,362 for due diligence fees related to our Gascoyne I project.

Legal fees decreased for the current period compared to the same period last year due to legal expenses incurred in 2009 related to the Centre Square Capital litigation.  Legal and accounting fees for the six months ended June 30, 2010 totaled $191,843 compared to $256,633 for the same period in 2009.   For the quarter ended June 30, 2010, legal and accounting fees totaled $95,496 compared to $102,656 for the same quarter last year, a decrease of $7,159.

Excluding stock compensation, salaries and wages for the current quarter totaled $56,048 compared to $131,603 second quarter 2009, a decrease of $75,555.  Other payroll-related expenses including payroll taxes and simple plan contributions totaled $1,793 for the current quarter versus $7,542 for the three months ended June 30, 2009, a decrease of $5,749.

The Company curtailed all unnecessary travel and entertainment expenses after first quarter 2009.  Travel and entertainment for the quarter ended June 30, 2010 totaled $82 compared to $6,266 for the same period last year.

Non-Operating Income and Expenses

The Company recognized $500 in other income for the three months ended June 30, 2010.  No interest income was earned during the current quarter compared to $180 earned the same period last year.  For the three months ended June 30, 2009, the Company recognized a loss on sale of fixed assets totaling $14,362 compared to $0 gains or losses for the current quarter.

Interest expense totaled $184,931 for the current quarter compared to $649 for the same period last year.  Of the current quarter interest expense, stock-based interest payments and amortized debt discount related to stockholder loans totaled $35,000 and $148,000, respectively.

The Company recognized a modification expense totaling $105,077 for the current quarter related to the Company’s June 2, 2010 warrant offer.  No modification expenses were incurred for the quarter ended June 30, 2009.

Financing Outlook

The Company continues to experience significant liquidity issues.  Even though cost-containment measures have been implemented, lack of revenues and difficulty in obtaining project financing has continued to negatively impact the Company.  A private placement initiated during the first quarter of 2010  resulted in a $175,000 capital investment into the Company.    The Company also borrowed funds from two stockholders during the previous quarter, and smaller amounts, again this quarter. A total of $30,000 was borrowed from stockholders or affiliates of stockholders during the current quarter.  Proceeds were used to pay operating expenses. First quarter borrowings, which totaled $200,000, were used to finance Midwest Independent Systems Operator (MISO) deposit requirements for the Elgin and Wibaux projects and allowed the Company to maintain fast-tracked status for both of these projects.  Fast-tracking through the MISO queue allows the Company to achieve an interconnect agreement much earlier than projects that remain in the regular queue awaiting further impact studies.  The Company anticipates Elgin and Wibaux, each 20 MW projects, should attain shovel-ready status before 2010 year end.  Funds borrowed during the three months ended June 30, 2010 were used to pay operating expenses, including due diligence fees for Gascoyne I.

Future efforts to generate positive cash flow depend on Crownbutte’s success in selling development rights to parks in the short term, and constructing wind parks to generate electricity sales in the long term.  As of the date of this report, the Company continues to focus on efforts to finance the Gascoyne I wind park (a 19.5 MW project).  As reported in previous filings, although the Company had received a non-binding term sheet to provide $37.5 million financing for this project, the lender terminated the deal during the due diligence period.

The Company continues discussion with multiple parties who have expressed interest in financing shovel-ready projects, including Gascoyne I, Wibaux, and Elgin.  A financing of either of these projects would allow the Company to eliminate most of our liabilities and obligations through the date of financing, however, we will still be dependent upon sales of project development rights, consulting revenues, or other sources of cash flow until such time our parks are operational and generating sufficient revenues to meet corporate overhead.

We continue to seek financing for these three projects and discussions are on-going with various interested parties.  The Company is also seeking to sell one or more projects.  To date, none of these discussions have advanced beyond exchange of information and there can be no assurance we will succeed in either financing or sale of these projects.

Liquidity and Capital Resources

The Company has accrued significant liabilities and has a working capital deficit of $1,045,952 as of June 30, 2010.  For the six months ended June 30, 2010 we used $415,790 cash in operations compared to $442,662 used in operations during the same period in 2009.  The decrease in cash used is mainly due to increases in accounts payable and accrued expenses.  Key employees and officers have elected to defer compensation.   Payroll and staff-related expenses were significantly reduced for the six months ended June 30, 2010 as the Company employed approximately 50% less staff than the period ended June 30, 2009.

Cash flows from investing activities for the current period totaled $32,288 compared to $163,370 for the same period last year.  The only source of cash flow from investing activities for the six months ended June 30, 2010 was $32,288 insurance proceeds from loss of two met towers destroyed in an ice storm.  For the period ended June 30, 2009 the Company received $16,600 for sale of fixed assets, redeemed certificates of deposit totaling $152,029, and purchased $5,259 in fixed assets.

Cash flows from financing activities for the period ended June 30, 2010 totaled $367,000 compared to $0 for the same period last year.  Sources of cash included $175,000 net proceeds from a private placement and $230,000 borrowed from stockholders.  The Company made payments totaling $13,000 on a loan from officer, and repaid $25,000 borrowed from stockholders.

Going Concern

This Management’s Discussion and Analysis and the consolidated financial statements included in this Report have been prepared on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the six months ended June 30, 2010, as well as an accumulated deficit of approximately $7,418,005 as of June 30, 2010 and a working capital deficit of $1,045,952.  Total current liabilities at June 30, 2010 were $1,057,833.

As of June 30, 2010, the Company had only $820 in cash.  As of the date of this Report, the Company has only approximately $400 in cash. The Company’s ability to pay its obligations as they become due is in danger as it is in need of immediate financing.  Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining equity and or debt financing.  Our current operations are not an adequate source of cash to fund future operations or pay current liabilities.  In the event that we are unable to obtain debt or equity financing, we may have to cease or curtail operations.

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

New Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010, were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report and as disclosed in the accompanying notes to consolidated financial statements as of June 30, 2010, and for the six months ended June 30, 2010 and 2009, the Company has received $0 of the damages awarded on March 16, 2009.  We believe there will be no recovery of this award.

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

As of the date of this report, the Company owes Stradley, Ronon, Stevens & Young, LLP $73,526.  There is no guarantee we will obtain financing or that we will have the capital available to pay this debt.

If the Company cannot raise sufficient capital to pay this debt soon, there is no guarantee the judgment against us will not be exercised.  Should they do so, the only liquid assets available to satisfy the judgment are the Company’s interconnect application deposits for Wibaux and Elgin.  Forfeiture of the deposits would significantly impair the status of our project queue positions.  Loss of queue position may require new applications, additional deposits and development costs, and several years to obtain shovel-ready status for these two projects.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our 2009 Form 10-K under Part I, Item 1A, therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 2, 2010 the Company issued 250,000 shares of common stock to Gottbetter Capital Group, Inc., in consideration of its willingness to make a $25,000 short-term loan to the Company.  Gottbetter Capital Group, Inc., is an affiliate of Gottbetter & Partners, LLP, which has provided and continues to provide legal services to the Company.  See Notes 7 and 10 to the Unaudited Consolidated Financial Statements in Item 1 of this Report for additional information about the terms of the loan.  The Company’s issuance of these shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

On June 29, 2010, the Company issued 3,333 shares common stock to its Director, Ross Mushik, as director compensation.  The Company’s issuance of these shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

On July 14, 2010, the Company issued to an existing stockholder (i) 20,000 shares of common stock upon exercise of an outstanding warrant and (ii) a new warrant to purchase 20,000 shares of common stock at an exercise price of $1.00 expiring July 5, 2011.  The common stock and new warrant were issued in connection with an offer commenced in June 2010 to reduce the exercise price of existing warrants from $2.50 per share to $0.24 per share and to issue a new warrant to purchase one share of Common Stock, exercisable for a term of one year, at an exercise price of $1.00 per share, for each original warrant so exercised.  The offer was made, and the securities were issued, in reliance upon the exemption from registration provided by regulation D under the Securities Act

On July 29, 2010, the Company issued 2,000,000 shares of common stock upon exercise of outstanding warrants.   The Company’s issuance of these shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following Exhibits are being filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit
Number		Description

10.1	*	Promissory Note, dated as of June 3, 2010, in the principal amount of $25,000, issued by the Registrant to Gottbetter Capital Group, Inc.

10.2	*	Amendment dated June 25, 2010, to Promissory Note, dated as of June 3, 2010, in the principal amount of $25,000, issued by the Registrant to Gottbetter Capital Group, Inc.

10.3	*	Form of Common Stock Purchase Warrant issued to certain investors on July 14, 2010

10.4	*	Interconnect and Operation Agreement dated July 8, 2004, between Crownbutte Wind Power LLC and Midwest Independent Transmission System Operator, Inc.

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	*
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

CROWNBUTTE WIND POWER, INC.

Dated: August 23, 2010	By:	/s/ Timothy H. Simons
Timothy H. Simons
Chief Executive Officer (Principal Executive
Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Promissory Note, dated as of June 3, 2010, in the principal amount of $25,000, issued by the Registrant to Gottbetter Capital Group, Inc.

10.2	Amendment dated June 25, 2010, to Promissory Note, dated as of June 3, 2010, in the principal amount of $25,000, issued by the Registrant to Gottbetter Capital Group, Inc.

10.3	Form of Common Stock Purchase Warrant issued to certain investors on July 14, 2010

10.4	Interconnect and Operation Agreement dated July 8, 2004, between Crownbutte Wind Power LLC and Midwest Independent Transmission System Operator, Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

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