Form 10-Q
period 2010-09-30
Crownbutte Wind Power, Inc.
filed 2010-11-19
CIK 1452583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 19, 2010, there were 34,660,805 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Crownbutte Wind Power, Inc.
Consolidated Balance Sheets

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$112	$17,322
Other current assets	5,082	3,949
Total current assets	5,194	21,271

Other assets:
Interconnect application deposits	217,924	91,638
Property and equipment, net	123,169	166,088
Total other assets	341,093	257,726
	$346,287	$278,997

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$4,959	$-
Accounts payable	459,968	371,297
Accrued expenses	460,163	239,886
Stockholder loans payable	205,000	20,000
Due to officer	30,991	42,380
Total current liabilities	1,161,081	673,563

Total liabilities	1,161,081	673,563

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized none Issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized 34,660,805 and 31,300,331 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	34,660	31,300
Additional paid-in capital	6,703,938	5,113,209
Accumulated deficit	(7,553,392)	(5,539,075)
Total stockholders' deficit	(814,794)	(394,566)

Total liabilities and stockholders' deficit	$346,287	$278,997

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sale of project development rights	$-	$-	$-	$-
Consulting revenues	-	-	-	-
Total revenues	-	-	-	-

Cost of revenues:
Project development rights	-	-	-	-
Consulting revenues	-	-	-	-
Total cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative (includes stock based compensation of $992,001 and $702,702 in 2010 and 2009)	127,618	373,242	1,621,163	1,578,450
Depreciation expense	6,251	7,744	19,513	25,856
Total operating expenses	133,869	380,986	1,640,676	1,604,306

Net operating loss	(133,869)	(380,986)	(1,640,676)	(1,604,306)

Other income (expenses):
Interest income	--	4	--	934
Other income	--	5,734	500	7,558
Interest expense	(1,476)	(1,635)	(277,945)	(2,403)
Modification expense	--	--	(105,077)	--
Gain (loss) on sale of fixed assets	--	--	8,882	(14,362)
Total other income (expenses)	(1,476)	4,103	(373,640)	(8,273)

Net loss	$(135,345)	$(376,883)	$(2,014,316)	$(1,612,579)

Basic and diluted - net loss per common share	$(0.00)	$(0.01)	$(0.06)	$(0.06)

Basic and diluted - weighted average common shares outstanding	34,027,327	26,200,331	32,705,049	26,200,331

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc. Consolidated Statements of Cash Flows
	For the nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,014,316)	$(1,612,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,513	25,856
Stock-based compensation	992,001	702,702
Stock-based interest payment	124,712	-
Debt discount amortization	148,000	-
Modification expense	105,077	-
Stock-based consultant fees	22,000	-
Stock-based director fees	500	-
(Gain) loss on disposal of fixed assets	(8,882)	14,362
Changes in operating assets and liabilities:
(Increase) decrease in:
Other assets	(127,421)	12,462
Increase in:
Accounts payable	88,671	228,412
Accrued expenses	225,236	82,475
Total adjustments	1,589,407	1,066,269
Net cash used in operating activities	(424,909)	(546,310)

Cash flows from investing activities:
Certificates of deposit redeemed	-	152,029
Purchase of fixed assets	-	(5,259)
Proceeds from disposal of fixed assets	32,288	16,600
Net cash provided by investing activities	32,288	163,370

Cash flows from financing activities:
Proceeds from stockholder loans	230,000	-
Payments on stockholder loans	(25,000)	-
Net proceeds of private placement	175,000	-
Proceeds from exercise of warrants	6,800	39,286
Proceeds from officer loan	3,111	44,380
Payments on officer loan	(14,500)	-
Net cash provided by financing activities	375,411	83,666
Net decrease in cash and cash equivalents	(17,210)	(299,274)

Cash and cash equivalents, beginning of period	17,322	304,703

Cash and cash equivalents, end of period	$112	$5,429

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$5,233	$2,403
Taxes paid	$-	$119

Noncash transactions:
Stockholder loan payable converted to common stock	$20,000	$-

See accompanying notes to unaudited consolidated financial statements.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2010 and 2009

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
For the nine months ended September 30, 2010 and 2009

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

NOTE 2 – BASIS OF PRESENTATION, CONSOLIDATION AND GOING CONCERN

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated balance sheets as of September 30, 2010 and December 31, 2009, (b) the consolidated statements of operations for the nine months ended September 30, 2010 and 2009, (c) the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009.

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

The accompanying unaudited consolidated financial statements include the results of operations of the Company and its subsidiary for the nine months ended September 30, 2010 and 2009.  All material intercompany accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the nine months ended September 30, 2010, as well as an accumulated deficit of approximately $7,553,392 as of September 30, 2010 and a working capital deficit of $1,155,887.

As of September 30, 2010, the Company has only $112 in cash.  The Company’s ability to pay its obligations as they become due is in danger as it is in need of immediate financing.  The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity and or debt financing.  The Company’s current operations are not an adequate source of cash to fund future operations.  In the event that it is unable to obtain debt or equity financing, it may have to cease or curtail operations.

The Company’s management continues to focus on procurement of financing for its Gascoyne I, Wibaux, and Elgin projects and is actively engaged in discussion with parties who may be interested in purchasing development rights of some of the Company’s other greenfield projects.  The Company would consider sale of any of its shovel-ready projects (Gascoyne I, Wibaux, Elgin) if an opportunity arises before financing can be procured.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2010 and 2009

The Company’s ability to continue as a going concern is dependent upon either the sale of one or more greenfield or shovel-ready projects, obtaining additional financing to develop the properties and the ultimate realization of profits through future production or sale of properties, and the success of the Company’s business plan.  The outcome of these matters cannot be predicted at this time.  These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company currently functions in two business areas: as a wind park developer and as a consulting and advisory service to power utilities. During 2009 the Company recognized no revenues from consulting and advising services to power utilities (Consulting revenues).  The Company made no sales and had no consulting revenues for the nine months ended September 30, 2010.

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
For the nine months ended September 30, 2010 and 2009

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

Customer Concentration

The Company had no revenues for the nine months ended September 30, 2010 and 2009.

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

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2010 and 2009

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009.  The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2010 and December 31, 2009, the fair value short-term financial instruments including cash, other current assets, accounts payable, accrued expenses and due to officer, approximates book value due to their short-term duration.

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

For the nine months ended September 30, 2010 and 2009, the Company recorded stock-based compensation of $992,001 and $702,702 respectively.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.  Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).  The outstanding warrants amounted to 12,262,034 and 7,307,188 at September 30, 2010 and 2009 respectively.   For the nine months ended September 30, 2010 and 2009, these potentially dilutive securities were not included in the calculation of loss per share because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.

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

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after
November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2010 and 2009

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

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment and related accumulated depreciation consists of the following:

	September 30, 2010	December 31, 2009
Equipment and Vehicles	$147,832	$179,370
Software	39,289	39,289
Leasehold Improvements	938	938
Total Cost	188,059	219,597
Accumulated Depreciation	(64,890)	(53,509)
Net Property and Equipment	$123,169	$166,088

Equipment and vehicles are depreciated with an estimated useful life of 5 to 10 years and software has an estimated useful life of 5 years.  Depreciation expense was $19,513 and $25,857 for the nine months ended September 30, 2010 and 2009 respectively.

During the nine months ended September 30, 2010 the Company recorded disposals of two meteorological towers destroyed during an ice storm.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Accrued Payroll	$425,744	$216,254
Credit Cards Payable	34,419	23,262
Accrued Vacation	-	324
Accrued Interest	-	46
	$460,163	$239,886

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2010 and 2009

NOTE 6 – STOCKHOLDERS’ DEFICIT

On February 22, 2010, the Company’s Board of Directors executed a Unanimous Written Consent approving a private placement transaction to offer investors a minimum of $150,000 (428,571 shares) and a maximum of $700,000 (2,000,000 shares) of the Company’s common stock at $0.35 per share.  Each share sold included one warrant to purchase one share of the Company’s common stock, exercisable for a period of four years, at an exercise price of $1.50 per share, and one warrant to purchase one share of common stock, exercisable for four years, at an exercise price of $2.50 per share.  The Company issued 499,999 shares and 999,998 warrants for proceeds of $175,000.

On February 24, 2010 the $20,000 short-term note payable to StarInvest Group, Inc. was converted to common stock through the private placement.  A total of 57,142 shares and 114,284 warrants were issued.

On March 29, 2010 the Company issued a total of 400,000 shares of common stock in exchange for short-term loans from two of the Company’s stockholders.  Terms of the loans were $100,000 payable in 60 days for 150,000 shares of stock in lieu of interest, and $100,000 payable in 60 days for 250,000 shares of stock in lieu of interest.  Principal payments on both loans were due June 7, 2010.  As of September 30, 2010, these loans are outstanding and are now past due.

On March 31, 2010 the Company made an adjustment to increase common stock issued for 30,000 shares sold in 2009 in a transaction that was to be unwound by December 31, 2009. The stockholders later elected to keep the shares.

On April 27, 2010 the Company issued 100,000 shares of common stock in exchange for consulting services totaling $22,000.

On April 29, 2010, the Company’s Board of Directors executed a Unanimous Written Consent approving the issuance of warrants to four Company employees and executives.  The warrants consist of options to purchase 9,010,000 shares of the Company’s common stock at $0.1101 per share exercisable for a period of five years.  The warrants vested immediately.  Stock-based compensation expense totaled $992,001.  The Company valued these warrants utilizing the Black-Scholes pricing model and the following assumption terms:  5 years, interest rate: 1%, volatility:  388%.

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

On July 14, 2010 the Company issued 20,000 shares common stock for a warrant exercised at $0.24 per share pursuant to the Company’s warrant modification offer dated June 2, 2010.  Proceeds totaled $4,800.

On July 29, 2010 the Company issued 2,000,000 shares common stock for a warrant exercised at $0.001 per share for proceeds totaling $2,000.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2010 and 2009

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company borrowed funds from Timothy Simons, one of the Company’s stockholders and its CEO.  The terms of the loans are non-interest bearing and payable upon demand.  Amounts owed totaled $30,991 as of September 30, 2010 and $42,380 as of December 31, 2009, respectively.

The Company borrowed funds from StarInvest Group, Inc., one of the Company’s stockholders.  Terms of the loan are $20,000 at 6% annual interest, due within one year.  The date of the loan is December 18, 2009.  As of December 31, 2009, the Company owed $20,000.  On February 24, 2010, the note was converted to common stock and warrants through the private placement.  The principal balance as of September 30, 2010 is $0.  See Note 6.

On March 29, 2010 the Company borrowed a total of $200,000 from two of its stockholders.  Terms of the loans are $100,000 each payable on June 7, 2010.  150,000 shares of common stock was issued in lieu of interest payments.  These notes are currently in default.  See Note 6.

On May 21, 2010 the Company borrowed $5,000 from StarInvest Group, Inc., one of the Company’s stockholders.  Terms of the loan are non-interest bearing and payable upon demand.  The principal balance as of September 30, 2010 is $5,000.

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

NOTE 8 – RETIREMENT PLAN

In August 2007, the Company established a SIMPLE retirement plan. The Company matches employee contributions up to 3% of gross wages. The Company’s contributions to the plan were $1,450 and $5,141 for the nine months ended September 30, 2010 and 2009 respectively.

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

On May 27, 2008 the Company entered into a joint venture agreement with Westmoreland Power, Inc., a coal company, under the name of Gascoyne II Wind Project to develop, construct, manage, and operate a 200 MW wind power project in southwest North Dakota.  Crownbutte is the managing party.  For the nine months ended September 30, 2010 and 2009, the Company expensed development costs of $8,678 and $8,383 respectively, for this project.

On June 20, 2008 the Company entered into an agreement with a wind development company to purchase the rights to develop a wind park near New England, ND for $100,000.  Assets purchased by the Company consist of one met tower, 3.5 years meteorological data, and a land lease cooperation agreement.  For the nine months ended September 30, 2010 and 2009, the Company expensed development costs of $11,877 and $10,150 respectively for this project.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2010 and 2009

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

In 2008, the Company decided to repurchase the project.  On September 30, 2008 the Company entered into an agreement with the wind development company to repurchase the development rights for the 20 MW Gascoyne, ND wind park for $325,000.   For the nine months ended September 30, 2010 and 2009, the Company expensed development costs totaling $50,332 and $91,418 respectively for this project as it has not yet deemed the project probable of being technically, commercially, and financially viable.

For the nine months ended September 30, 2010 and 2009 the Company expensed an additional $47,163 and $29,698 respectively in development costs for smaller projects not listed above.

The Company has deemed all of the projects described above as research and development costs which have been expensed accordingly.

Interconnect Application Deposits

The Company pays in advance for electrical interconnect studies.  As the studies are performed, the portions of the advances that are used are expensed. These costs are incurred as part of the process to obtain an interconnect agreement. Interconnect deposits are classified as non-current assets as studies generally exceed one year in length.  If a study is complete, any unused deposits are refunded to the Company.  At September 30, 2010 and December 31, 2009, the Company had $217,924 and $91,638 respectively, of unused deposits on its balance sheet.

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

The Company accounts for awards of attorney fees and costs resulting from judgments in its favor on a case-by-case basis.  Factors affecting the accounting treatment include timing of expenses incurred and date of award, likelihood of collection, and additional costs incurred in the collection process.  Judgments awarded that management deems collectible are recorded as a receivable.  Award amounts for expenses incurred in the same accounting period are recorded as reductions in the corresponding expense line item.  Reimbursements of prior period expenses are recorded as other income.  Collection of the Centre Square Capital judgment is uncertain and accordingly, no receivable has been recorded.  For the nine months ended September 30, 2010 the Company collected $0 of this award.

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

On December 14, 2009, the Company received a Notice of Intent to Take Default Judgment from Stradley, Ronon, Stevens & Young, LLP for the unpaid balance of $93,526.  The Company has been working with the plaintiff to make payments on the debt.  In exchange, the plaintiffs have agreed to postpone execution of the judgment.  The Company owed $73,526 as of September 30, 2010 which is included in accounts payable.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2010 and 2009

On June 3, 2010 the Company executed a short-term note payable with Gottbetter Capital Group, Inc..  Terms of the note include a stipulation the Company must remit 10% of future receipts from all sources until the Company’s account is paid in full.  See Note 7.  As of September 30, 2010 the Company owed Gottbetter Capital Group, Inc. $247,357 for legal services.  This amount is included in accounts payable.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of September 30, 2010. The Company did not have any material subsequent events to disclose.

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

The following discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  These condensed consolidated financial statements as of September 30, 2010, and for the nine months ended September 30, 2010 and 2009, are unaudited. In the opinion of management, such financial statements include the adjustments and accruals necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements as of September 30, 2010, and for the nine months ended September 30, 2010 and 2009.

You should read this discussion and analysis together with such financial statements and the notes thereto.

Overview

Based in Mandan, ND, Crownbutte Wind Power, Inc. is an independent wind energy company focused exclusively on the development, ownership and operation of wind energy projects.  One wind park developed by us from “green-field” or blank state to operation was purchased directly in 2002 by Basin Electric Power Cooperative (2.6 megawatts (MW) near Chamberlain, South Dakota.  In addition to this operating park, we have completed various consulting activities with regional utilities and international energy companies.  Our goal is to develop, own and operate merchant wind parks in the 20-60 MW capacity range.  As of September 30, 2010, our portfolio of wind energy projects included approximately 578 MW (0 MW currently in operation) of prospective capacity in various stages of development primarily in the Dakotas and Montana.

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

Results of Operations for Nine months Ended September 30, 2010

Revenues

For the three months and nine months ended September 30, 2010, we recognized no revenues.  The Company had no revenues for the same periods 2009.  No new sales of development rights or consulting projects were secured during the current period.  We continue to engage in discussions with finders and interested parties.  However, we cannot be assured of success in our endeavors to sell development rights, secure consulting contracts, or to raise the necessary project financing required to construct and operate wind parks for the sale of electricity.  See further discussion in Financing Outlook.

Cost of Revenues

There was no cost of revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were relatively flat compared to the same period 2009 totaling $1,640,676 versus $1,604,306.  The Company recognized $992,001 in stock compensation expense for four of its officers and employees, an increase of $289,299 compared to stock compensation expense of $702,702 for the nine months ended September 30, 2009.   The increase in stock compensation expense for the nine months ended September 30, 2010 compared to the same period last year was offset by the following operating expense reductions:  legal and accounting fees reduction of $107,663; payroll, payroll-taxes and pension (excluding stock compensation) decreased $130,911; travel and entertainment reduced by $18,663; and research and development expenses decreased by $15,644.   Other operating expenses for the period ended 2010 versus 2009 decreased by $12,354.

Stock compensation expense for the three months ended September 30, 2010 and 2009 totaled $0 and $207,803, respectively, a decrease of $207,803 quarter over quarter.  Other operating expenses for the quarter ended September 30, 2010 decreased as follows:  legal and accounting fees, $42,914; payroll, payroll taxes and simple plan contributions, $35,218, and miscellaneous expenses $1,615.  Total operating expense decreases quarter over quarter totaled $287,550.

Legal fees decreased for the current period compared to the same period last year due to legal expenses incurred in 2009 related to the Centre Square Capital litigation.  Legal and accounting fees for the nine months ended September 30, 2010 totaled $223,616 compared to $331,280 for the same period in 2009.   For the quarter ended September 30, 2010, legal and accounting fees totaled $31,733 compared to $74,647 for the same quarter last year, a decrease of $42,914.

Excluding stock compensation, salaries and wages for the current quarter totaled $69,953 compared to $101,238 second quarter 2009, a decrease of $31,285.  Other payroll-related expenses including payroll taxes and simple plan contributions totaled $0 for the current quarter versus $3,932 for the three months ended September 30, 2009, a decrease of $3,932.  The Company continues to accrue salary for remaining critical employees.  Most of the cost reductions, excluding stock compensation expense, are due to the Company’s significant reduction of staff and non-critical expenses during the second and third quarter 2009.  The Company currently has only three employees, a reduction of 75% since first quarter 2009.

Non-Operating Income and Expenses

The Company recognized $0 in other income for the three months ended September 30, 2010 compared to $5,734 for the same period 2009.  Other income totaled $500 for the nine months ended September 30, 2010 compared to $7,558 for the nine months ended September 30, 2009.  No interest income was earned during the current quarter compared to $4 earned the same period last year.   Interest income for the nine months ended September 30, 2010 totaled $0 compared to $934 for the same period ended 2009.  No gain or loss on sale of fixed assets was recognized for either quarter ended 2010 or 2009.  For the nine months ended September 30, 2010 the Company recognized a gain on sale of fixed assets totaling $8,882 versus a loss of $14,362 for the nine months ended 2009.

Interest expense totaled $1,476 for the current quarter compared to $1,635 for the same period last year.  For the nine months ended September 30, 2010 and 2009, interest expense totaled $277,945 and $2,403, respectively.  Of the $277,945 interest expense recognized for the nine months ended September 30, 2010, $272,712 is due to stock-based interest payments and amortized debt discount.

The Company recognized a modification expense totaling $105,077 for the nine months ended September 30, 2010 related to the Company’s June 2, 2010 warrant offer.  No modification expenses were incurred for the quarters ended September 30, 2010 and 2009.

Financing Outlook

The Company continues to experience significant liquidity issues.  Even though cost-containment measures have been implemented, lack of revenues and difficulty in obtaining project financing has continued to negatively impact the Company.  A private placement initiated during the first quarter of 2010 resulted in a $175,000 capital investment into the Company.    The Company also borrowed funds from two stockholders during second quarter. No additional amounts have been borrowed from stockholders or affiliates of stockholders during the current quarter.  Proceeds were used to pay operating expenses. First quarter borrowings, which totaled $200,000, were used to finance Midwest Independent Systems Operator (MISO) deposit requirements for the Elgin and Wibaux projects and allowed the Company to maintain fast-tracked status for both of these projects.  Fast-tracking through the MISO queue allows the Company to achieve an interconnect agreement much earlier than projects that remain in the regular queue awaiting further impact studies.  The Company anticipates Elgin and Wibaux, each 20 MW projects, should attain shovel-ready status by December 31, 2010 or early 2011.

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

Liquidity and Capital Resources

The Company has accrued significant liabilities and has a working capital deficit of $1,155,887 as of September 30, 2010.  For the nine months ended September 30, 2010 we used $424,909 cash in operations compared to $546,310 used in operations during the same period in 2009.  The decrease in cash used is mainly due to increases in accounts payable and accrued expenses.  Key employees and officers have elected to defer compensation.   Payroll and staff-related expenses were significantly reduced for the nine months ended September 30, 2010 as the Company employed approximately 75% less staff than the period ended September 30, 2009.

Cash flows from investing activities for the current period totaled $32,288 compared to $163,370 for the same period last year.  The only source of cash flow from investing activities for the nine months ended September 30, 2010 was $32,288 insurance proceeds from loss of two met towers destroyed in an ice storm.  For the period ended September 30, 2009 the Company received $16,600 for sale of fixed assets, redeemed certificates of deposit totaling $152,029, and purchased $5,259 in fixed assets.

Cash flows from financing activities for the period ended September 30, 2010 totaled $375,000 compared to $83,666 for the same period last year.  Sources of cash included $175,000 net proceeds from a private placement, $230,000 borrowed from stockholders, $6,800 for warrants exercised, and $3,111 borrowed from an officer.  The Company made payments totaling $14,500 on a loan from officer, and repaid $25,000 borrowed from stockholders.

Going Concern

This Management’s Discussion and Analysis and the consolidated financial statements included in this Report have been prepared on a “going concern” basis, which presumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the nine months ended September 30, 2010, as well as an accumulated deficit of approximately $7,553,392 as of September 30, 2010 and a working capital deficit of $1,155,887.  Total current liabilities at September 30, 2010 were $1,161,081.

As of September 30, 2010, the Company had only $112 in cash.  As of the date of this Report, the Company has only approximately $1,200 in cash, excluding outstanding checks totaling $10,000 currently held by vendors. The Company’s ability to pay its obligations as they become due is in danger as it is in need of immediate financing.  Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining equity and or debt financing.  Our current operations are not an adequate source of cash to fund future operations or pay current liabilities.  In the event that we are unable to obtain debt or equity financing, we may have to cease or curtail operations.

Our ability to continue as a going concern is dependent upon either the sale of one or more greenfield or shovel-ready projects, obtaining additional financing to develop the properties and the ultimate realization of profits through future production or sale of properties, and the success of our business plan.  The outcome of these matters cannot be predicted at this time.  These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue its business.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010, were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report and as disclosed in the accompanying notes to consolidated financial statements as of September 30, 2010, and for the nine months ended September 30, 2010 and 2009, the Company has received $0 of the damages awarded on March 16, 2009.  We believe there will be no recovery of this award.

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

CROWNBUTTE WIND POWER, INC.

Dated: November 19, 2010	By:	/s/ Timothy H. Simons
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