Form 10-K
period 2010-12-31
Crownbutte Wind Power, Inc.
filed 2011-04-18
CIK 1452583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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
Yes ☐       No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐       No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☑

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Approximately $4,896,121, as of June 30, 2010

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

37,044,138 common shares issued and outstanding as April 13, 2011

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

PART I

Item 1:  Description of Business

Overview of Our Business

Crownbutte ND was founded in 1999 by former Chief Executive Officer, Timothy H. Simons, with the goal of addressing the requirements of regional utility companies to satisfy increasing renewable energy demands.  We develop wind parks from green field to operation, which we have sold to regional utilities.  One park developed by us was purchased directly by Basin Electric Power Cooperative (2.6 megawatts (MW) near Chamberlain, South Dakota).  We also developed a 20 MW, expandable to 50 MW, project in Baker, MT, which was sold at late brownfield stage to Montana-Dakota Utilities.  It was since expanded to 30 MW and is now called the Diamond Willow Wind Farm. In addition to these two operating parks, we have completed various consulting activities with regional utilities and international energy companies.  Our ultimate goal is to develop, own and operate merchant wind parks in the 20 to 60 MW capacity range.  Currently, we have 12 projects totaling approximately 638 MW (0 MW currently in operation) of prospective capacity in various phases of development primarily in North Dakota, South Dakota and Montana, with a total of over 40,000 acres under lease option.  See “Properties.”  Our project management team is also exploring other opportunities in this region.

Our principal executive offices are located at 111 5th Avenue NE, Mandan, ND  58554, and our telephone number is (701) 667-2073.  Our website address is www.crownbutte.com .

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

The merger agreement contains a provision for a post-closing adjustment to the number of shares of our Common Stock issued to the former Crownbutte ND stockholders, in an amount up to 2,000,000 shares of our Common Stock, to be issued on a pro rata basis for any breach of the Merger Agreement by us, discovered during the one-year period following the closing.  In order to secure the indemnification obligations of Crownbutte ND under the merger agreement, 5% of the shares of our Common Stock to which the former Crownbutte ND stockholders were  entitled in exchange for their shares of Crownbutte ND in connection with the Merger were held in escrow for a period of one year.

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

On July 31, 2008, we effected a reverse stock split, as a result of which each 65.723 shares of our common stock (including those issued in connection with the merger) then issued and outstanding were converted into one share of our common stock.  Unless otherwise stated herein or the context clearly indicates otherwise, all share and per share numbers in this Annual Report relating to our common stock have been adjusted to give effect to the reverse stock split.

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

4)	Estimates of a number of known losses that are incurred during wind turbine operations. In particular, these are:

	Topographic efficiency
	Electrical efficiencies
	Availability
	Array losses
	Icing and blade degradation
	Substation maintenance
	Utility downtime
	Power curve turbulence variation
	Sector management

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

Our business model focuses on the development of merchant parks.  We do not plan to enter into power purchase agreements (PPAs) unless they are offered on favorable terms.  Currently in the upper Midwest, with the exception of Minnesota, power purchase agreements tend to be difficult to obtain.  When power purchase agreements are available, they tend to be at a price per kilowatt hour (kWh) that is less than the market price of electricity.  Merchant parks sell electricity on the open market.  Based on spot prices for electricity over the past five years, our merchant parks would have received on average $0.042 per kWh.  Selling power on the open market increases the risk of the projects.  However, based on U.S. Department of Energy forecasts and our own analysis, we believe that over the next decade the market price of electricity will continue to increase and that this merchant model will allow us to capture that upside potential.

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

The first wind park that we plan to build, own and operate is a 20 MW project called Gascoyne I located south of Dickinson, North Dakota.  As stated elsewhere in this Annual Report and the accompanying notes to audited consolidated financial statements, financing efforts for the Gascoyne I park are ongoing.  Our goal is to have approximately 20 MW of owned operating capacity by the end 2011, subject to financing, and we target the construction and commissioning of approximately 40 MW of owned operating capacity annually thereafter. We do not currently and do not plan to act as an operator of wind parks we do not own.

To successfully develop, build and own wind parks, and to acquire other developments or make business acquisitions, we will need to raise additional capital.

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

Each project has a value as it progresses, and projects can be sold at any stage of development.  In our experience, prices for projects under development can range from $10,000 a MW for an early development stage project to $75,000 a MW for a project ready to begin construction.  Developers looking to sell development stage projects will usually receive a higher price per MW for the sale of an entire pipeline of projects.

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

8.
Prepare a wind report..  Once sufficient meteorological data has been accumulated we will retain a certified consulting meteorologist to prepare a financeable wind report by a certified consulting meteorologist, which validates that the wind regime will support the project cash flow model.

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

13.
Retain construction subcontractors for each piece of the construction .  These include high voltage work, crane use, access road construction, pouring of foundations, and all other necessary steps to complete the park.

14.	Prepare final site designs , including design of the high voltage systems, service roads, junction boxes, etc.

15.
Finalize project financing.   Prior to construction the necessary arrangements for both construction financing and financing for the operational project must be secured.  The financing normally includes some mix of developer equity, production tax credit (PTC), equity, and debt.

16.	Order long lead-time items such as the main step-up transformer and substation steel.

17.
Construction .  Subcontractors will undertake all construction activities with oversight by us and the turbine manufacturer’s engineers.  Construction on a 20 MW park generally takes 6-12 months.  The majority of costs in developing a park are recognized during the construction phase.

18.
Turbine Commissioning.   Once the turbines are erected, they will be tested for performance in line within the manufacturer’s specification.  It the tests show the turbine is operation properly is will be commissioned and begin commercial operation.

19.	Operation & Maintenance . We will manage the operation of the project upon its commercial operation.

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

Price of Crude Oil and Natural Gas

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

		B kWh/Yr			B kWh/Yr
1.	North Dakota	1,210	11.	Colorado	481
2.	Texas	1,190	12.	New Mexico	435
3.	Kansas	1,070	13.	Idaho	73
4.	South Dakota	1,030	14.	Michigan	65
5.	Montana	1,020	15.	New York	62
6.	Nebraska	868	16.	Illinois	61
7.	Wyoming	747	17.	California	59
8.	Oklahoma	725	18.	Wisconsin	58
9.	Minnesota	657	19.	Maine	56
10.	Iowa	551	20.	Missouri	52

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

When wind energy developers identify promising sites, they perform detailed studies to provide greater certainty with respect to the long-term wind characteristics at the site and to identify the most effective turbine sitting strategy.  The long-term annual output of a wind park is assessed through the use of on-site wind data, publicly available reference data and sophisticated software.  Wind speeds are estimated in great detail for specific months, days or even hours, and are then correlated to turbine manufacturers’ specifications to identify the most efficient turbine for the site.  Additional calculations and adjustments for turbine availability (which is principally affected by planned and unplanned maintenance events), wake effects (wind depletion caused by turbines sited upwind), blade soiling and icing and other factors are made to arrive at an estimate of net expected annual kilowatt hour electricity production at the site.

Sources of Revenue for Wind Generators

Wind energy generators primarily derive revenue from three sources:

	Energy sales. Energy sales are derived from the sale of energy into a wholesale market or to a specific customer, such as a utility or power marketer;


Renewable energy certificate sales.   In many states, conventional energy producers are required either to produce a certain percentage of their energy from renewable sources or to purchase renewable energy certificates from renewable energy producers.  Renewable energy certificates represent the environmental attributes associated with electricity from renewable sources.  Renewable energy certificates are a tradable instrument that can be sold separately from the electricity produced by a renewable generation source, thereby providing an additional revenue stream; and


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

Our portfolio of projects is located in the Midwest, and therefore our merchant projects would sell into the Midwest ISO’s spot market.  We view selling power from our projects into the MISO market as a better off-take strategy than a PPA.  This view is based on the fact that we believe the price of electricity will continue to rise and that a merchant project model will allow us to most effectively participate in upward price movement.  The historically increasing costs are reflected in the year-over-year rise in the spot price on the MISO market.   As the U.S. continues in recession, all prices in the economy, including the price of electricity, will experience downward pressure.  To the extent that Crownbutte intends to use open market venues ( i.e. , the “merchant” markets) to sell power, variability of electricity prices are a risk to profitability in the short term.  Over the long term, the demand for electricity is driven by the number of consumers, the numbers of electricity-powered devices employed and the efficiency of those devices.

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

Current Wind Development Projects

We are currently involved in the development of 12 separate wind projects having approximately 638 MW, or more (0 MW currently in operation), of total potential generating capacity. Pertinent information concerning each of the three (3) most advanced  wind projects is summarized in greater detail below.

Gascoyne I Wind Park. The Gascoyne I Wind Park project site is an estimated 19.2 MW wind energy project located midway between the larger towns of Bowman and Hettinger, North Dakota, along the Adams and Bowman County line. This project is envisioned to would entail a total of 12 GE type 1.6MW turbines and is scheduled to begin construction in Fall, 2011, subject to project financing and other considerations.

Project Site and Wind Regime. As previously indicated, the Gascoyne I Wind Park project site is located between the towns of Bowman and Hettinger, North Dakota and covers 1,733 acres of contiguous land along a ridge line that has elevations averaging 3000 ft. ASL. The wind resource at the Gascoyne I site is one of the best in the United States with high mean wind speeds, low seasonal variations and low turbulence intensity. Site specific data has been recorded from two towers in the project area, with data beginning in November 2002. This data has been used to calculate the capacity factors based on GE 1.6 SLE turbine’s power curve, and have resulted in a projected approximate 50%+ net capacity factor after subtracting all loss components.

Electric Interconnection and Transmission.  It is anticipated that the Gascoyne I Wind Park project will connect to a substation at the south end of the project site feeding into a 115 kV transmission line belonging to Montana-Dakota Utility Company, and which serviced a now closed lignite coal mine, still owned by Westmoreland Coal Company. The interconnection is facilitated by an Interconnection and Operating Agreement under an MISO (Midwest Independent System’s Operator) market.

Electricity Market.  The Gacoyne I Wind Park project should be able to sell electricity into the wholesale market as established under PURPA (Public Utility Regulatory Policy Act) requiring system’s owners and system’s operators to create an OATT (open access transmission tariffs). The OATT was established in April 2005 within the MISO (Midwest Independent Systems Operator) footprint. MISO has published that the average wholesale price of electricity (called the LMP = Locational Marginal Price) within their system was at an all time low of $0.035 per KWH in 2010 because of the economic downturn. They have indicated that this price is recovering to an anticipated average of approximately $0.05 per KWH. A further advantage of selling electricity into the LMP is that the power producer maintains control of the Renewable Energy Credits (REC’s). REC’s can be sold even internationally. However, because of the lack of US regulation presently, REC’s have slightly more value than $0.01 per KWH. In areas where there are renewable portfolio standards (California) prices of up to $0.04 per KWH have been discussed. The Company anticipates a low per KW (Kilowatt Hour) combined price (LMP + REC) of $0.45 per KWH.

Project Costs and Summary.  The Gascoyne project became shovel ready during the period when the major problem within the wind industry was turbine availability. The price of turbines more than doubled within 5 years. However, currently the major setbacks for wind power development are transmission constraints, lack of Power Purchase Agreements (PPAs) and political/regulatory uncertainties.

At the peak of the turbine bottleneck, the installed costs of Gascoyne I was $42 million with a project financial package roughly 1/3 from a tax equity investor using the Production Tax Credit, 1.3 from a private equity investor who would remain long term for a majority of project ownership and 1/3 debt. Presently, in lieu of the Production Tax Credit (PTC), there is a Treasury Grant available which would cover 30% of the installed price. There would be a bridging loan required for the installation of the park. The bridging loan often comes from the BOP (Balance of Plant) contractor who constructs the park based on the engineered specifications and cost analysis from the developer, and whois then compensated from the Treasury Grant once the park is completed. The Company currently has two BOP contractors who have made verbal commitments to provide bridging loan, guarantee the install price and bond their performance at our proforma prices in exchange for a no-bid contract.

Because of the large amount of new turbines literally sitting in the grass without interconnect capability, the cost of Gascoyne is now projected to be approximately $32 million. With 1/3 going to BOP contractor from the Treasury Grant and the remaining funds from debt. The remaining $15 million covers the cost of the turbines, transformers, pad mount transformers, sub-station and HV (hgh voltage) work, sysem’s upgrades, asset assignment, SCADA (systems control and data acquisition) and dVAR (dynamic Volt/Amp regulation).

 Project Economics.  Confirmed through CCM (Certified Consulting Meterorologist) reports, 12 GE type 1.6 ME SLE turbines will produce nearly 80,500,000 kilowatt hours per year for total revenues of  approximately $3.62 million. It is anticipated that the Operations, Maintenance,  Park Management, as well as Power Dispatch and Scheduling, will cost $1 million per year. Based on the foregoing, it is anticipated that the Gascoyne I Wind Park project should be able to easily service debt over 15 years at 7.5% interest.

Elgin Wind Project.  The Elgin project is a 19.5 MW wind energy project near Elgin, North Dakota and is scheduled to begin construction in Fall, 2011, subject to project financing and other considerations. The Company has structured the project utilizing any of a number of different wind turbines types depending on which provides the most favorable agreement in terms of price, options and delivery schedule.

The project currently includes meteorological data since June of 2002, full land control, and an interconnection queue position with the transmission system operator (MISO) in the final Facility Study. We anticipate completing a turbine supply agreement, power dispatch and scheduling services agreement with Montana-Dakota Utilities and permitting upon finalizing project financing.

Project Site and Wind Regime. The project site is located south of the town of Elgin, North Dakota and consists of 800 acres of contiguous land under lease along a Montana-Dakota Utilities 69 kV transmission line. The wind resource at the Elgin site is one of the best in the United States with high mean wind speeds, low seasonal variations and low turbulence intensity. Site specific data have been recorded from a meteorological towers in the project area since 2002 and have been used to calculate the capacity factors based on a GE 1.5 MW turbine power curve (used as a standard benchmark) and have resulted in a net capacity factor over 40%.

Meteorological towers on the site of the Elgin project are collecting wind speed, direction, and temperature data at three different heights continuously and averaging over 10 minute intervals. These data are then transmitted via the cellular network to a central server where the information is combined with  the turbine power curve and the real time (LMP) market price of electricity allowing us to continuously calculate the profit that would be made by a turbine at that location. We have written software which automates this procedure and have analyzed the site since 2005.

Electrical Interconnection and Transmission The Elgin project will tap into a new substation on an existing MDU 69 kV transmission line at the site. The interconnection will be facilitated by an Interconnection and Operating Agreement (MISO project G981, Queue 39517-02) and this agreement includes access to MISO's LMP market which establishes the price for generated electricity sold into the grid. The sale of the electricity will be facilitated by an Electricity Dispatch and Scheduling Services Agreement signed between Montana-Dakota Utilities and the Company.

Electricity Market.  Elgin is structured as a merchant wind energy project where the generated electricity will be sold into the Midwest ISO (MISO)LMP market via the Open Access Transmission Tariff (OATT) established in response to a Federal Energy Regulatory Commission (FERC) order. Thus, the Company does not require a Power Purchase Agreement (PPA) for the Elgin project.

Zoning and Permitting   Permits have been received from the Public Service Commission. Permits from the North Dakota Game and Fish and the State Historical Society are not needed and the FAA permitting is completed with a determination of No Hazzard to air navigation. A building permit from the County Planning and Zoning Commission will be obtained before construction begins.

Cost Summary.   The total cost of development for the Elgin park is estimated at $32 million with an expected construction time line spanning five to ten months from ground-breaking. After completion of the construction phase, Crownbutte will be responsible for the management and maintenance of the park with contracted assistance from the turbine supplier as a consequence of their turbine warranty.

Wibaux Wind Project. The Wibaux wind project is a 19.5 MW wind energy project near Wibaux, Montana, and is scheduled to begin construction in Fall, 2011, subject to project financing and other considerations. The Company has structured the project utilizing any of a number of different wind turbines types depending on which provides the most favorable agreement in terms of price, options and delivery schedule.

The project currently includes meteorological data since August of 2007, full land control, and a interconnection queue position with the transmission system operator (MISO) in the final Facility Study. We anticipate completing a turbine supply agreement, power dispatch and scheduling services agreement with Montana-Dakota Utilities and permitting upon finalizing project financing.

Project Site and Wind Regime.  The project site is located northwest of the town of Wibaux,  Montana and consists of 1190 acres of contiguous land under lease along a Montana-Dakota Utilities 57KV transmission line. The wind resource at the Wibaux site is one of the best in the United States with high mean wind speeds, low seasonal variations and low turbulence intensity. Site specific data have been recorded from a meteorological tower in the project area since 2007 and have been used to calculate the capacity factors based on GE 1.5 MW turbine power curves (used as a standard benchmark)  and have resulted in a projected 43% net capacity factor.

Meteorological towers on the site of the park are collecting wind speed, direction, and temperature data at three different heights continuously and averaging over 10 minute intervals. These data are then transmitted via the cellular network to a central server where the information is combined with the turbine power curve and the real time (LMP) market price of electricity allowing us to continuously calculate the profit that would be made by a turbine at that location. We have written software which automates this procedure and have analyzed the site since 2007.

Electrical Interconnection and Transmission.  The Wibaux project will tap into a new substation on an existing MDU 57 kV transmission line at the site. The interconnection will be facilitated by an Interconnection and Operating Agreement (MISO project G994, Queue 39538-02) and this agreement includes access to MISO's LMP market which establishes the price for generated electricity sold into the grid. The sale of the electricity will be facilitated by an Electricity Dispatch and Scheduling Services Agreement signed between Montana-Dakota Utilities and the Company.

Electricity Market.  Wibaux is structured as a merchant wind energy project where the generated electricity will be sold into the Midwest ISO (MISO) LMP market via the Open Access Transmission Tariff (OATT) established in response to a Federal Energy Regulatory Commission (FERC) order.  Thus, we do not require a Power Purchase Agreement (PPA) for this project.

Zoning and Permitting.  Permitting has been received for County zoning, ND State Historical Society, MT Game and Fish Department, and U.S. Fish and Wildlife Services, as well as the FAA which has given a determination of No Hazard to air navigation.

Cost Summary.  The total cost of development for the Wibaux park is estimated at $32 million with an expected construction time line spanning five to ten months from ground-breaking. After completion of  the construction phase, the Company will be responsible for the management and maintenance of the park with contracted assistance from the turbine supplier as a consequence of their turbine warranty.

Additional Projects.  Notwithstanding the descriptions of the three (3) wind energy projects above, the Company is also involved in the development of an additional nine (9) separate wind projects. For general information concerning all 12 wind projects, see table at the end of section  entitled “Environmental Regulation” set forth below.

Recent Developments

Earlier this year, the Company was notified by the Midwest Independent Systems Operator (MISO) that two of our projects, the Elgin, ND project and the Wibaux, MT project, have entered the final facility study stage of the interconnection queue and will obtain interconnection agreements this year. With the Company receiving an interconnection agreement, it should be positioned to obtain financing and begin construction of those projects by the end of 2011, subject to financing.  Both of these 20 MW projects qualify for the U.S. Treasury Department renewable energy grant program created by the American Recovery and Reinvestment Act of 2009 (discussed elsewhere in this report), when an interconnection agreement is received, financing obtained, and at least 5% of construction begins before December 31, 2010.  The grant amount for most wind projects is equal to 30% of the authorized capital costs of the project.

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

County Regulation

All projects in our development pipeline will, before construction can begin, require approval from the zoning boards of the relevant county governments in which the parks are located.  When appropriate in the development timeline ( i.e. , before construction is to begin), we obtain the necessary zoning/conditional use permits (see Table below).

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

LETTERS OF ”NO HAZARD” or ”NO IMPACT”
Project	County	State	Zoning/ Cond Use	FERC Notice of Filing	FAA/ NDAC	State Hist Society	State Game & Fish	Fed. Fish & Wildlife
Gascoyne I	Bowman	ND	Complete	Complete	Complete	Complete	Complete	Complete
Gascoyne II	Bowman/Adams	ND	Not yet applied	Not yet applied	Pending	Pending	Pending	Pending
New England	Hettinger	ND	Not yet applied	Not yet applied	Pending	Complete	Pending	Pending
Elgin	Grant	ND	Complete	Not yet applied	Complete	Complete	Complete	Complete
Wibaux	Wibaux	MT	n/a	Not yet applied	Complete	n/a	Complete	Complete
Berthold	Ward	ND	Not yet applied	Not yet applied	Pending	Complete	Pending	Pending
Carson	Grant	ND	Not yet applied	Not yet applied	Pending	Complete	Pending	Pending
Monarch	Fallon	MT	n/a	Not yet applied	Pending	n/a	Pending	Pending
Tappen	Kidder	ND	Not yet applied	Not yet applied	Pending	Complete	Pending	Pending
Mobridge	Campbell	SD	Not yet applied	Not yet applied	Pending	Not yet applied	Pending	Pending
Scobey	Daniels	MT	Not yet applied	Not yet applied	Pending	Not yet applied	Pending	Pending
Big Sandy	Chouteau	MT	Not yet applied	Not yet applied	Pending	Not yet applied	Pending	Pending

Competition

In the United States, large utility companies dominate the energy production industry and coal continues to be the primary resource for electricity production. Electricity generated from wind energy faces competition from other traditional resources such as coal, hydro, natural gas and nuclear power. We expect that the primary competition for the wind power industry will continue to come from utility company producers of electricity generated from coal and other non-renewable energy sources. Also, as the relative advantages or disadvantages of wind over fossil fuel-based generation are resolved over time, and potential legislation regimes arise, it is likely that the utilities themselves will elect to develop wind power assets themselves.

Non-utility entrants in the wind power development market, however, face certain barriers to entry. The capital cost of buying and maintaining turbines are high. Other significant factors include the cost of land control and/or acquisition, the availability of transmission lines and the cost to tie into those lines, land use considerations and the environmental impact of construction and operations. Finally, another critical barrier to entry into the wind power development business is the necessary experience required to bring project to the point where they are able to secure interconnection agreements, power purchase agreements and project financing for construction.

While we are aware of several other companies that are working to develop medium size wind energy projects, none of these companies are currently directly competing with us in the geographic areas in which we are active.

Employees

We currently have no employees and have four consultants managing the business. We do not have any collective bargaining agreements with our employees and consider our employee relations to be good.

Patents and Trademarks

We have no trademarks or other proprietary rights registered with the United States Patent and Trademark Office.

Item 2:   Description of Property

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

Item 3:   Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time that may harm business.

Except for the matter described below, other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.
Settlement)

Centre Square Capital Arbitration Matter.

On August 19, 2008, Centre Square Capital, LLC filed a claim with the American Arbitration Association in the amount of $3,000,000 plus attorneys’ fees, interest, and arbitration costs in a demand for arbitration, claiming that the Company has not compensated it for introducing the Company to the firm that identified the Company’s private placement investors in March 2008 and thereafter.  The Company maintained that the agreement pertained only to funds raised as a result of business with the People’s Republic of China.  On March 16, 2009, the arbiters dismissed the plaintiff’s claim and awarded the Company reimbursement of all attorney fees and costs related to the claim.  A reimbursement of approximately $129,227 is payable to the Company.

As of the date of this report and as disclosed in the accompanying notes to consolidated financial statements as of December 31, 2010 and 2009, the Company has received $0 of the damages awarded on March 16, 2009.  We believe there will be no recovery of this award.

StradleyLitigation Matter.

Subsequent to the damages award, the Company was threatened with litigation over non-payment of attorney fees related to the defense asserted on the Company’s behalf in the Centre Square Capital arbitration matter.  On November 3, 2009, the Company was served with a lawsuit filed in the Philadelphia County Court of Common Pleas by the law firm of Stradley, Ronon, Stevens & Young, LLP (“Stradley”), seeking to recover $93,526 plus interest, attorneys’ fees, and costs.  On December 14, 2009, the Company received a Notice of Intent to Take Default Judgment for the unpaid balance of $93,526.

As a result of certain payments, the amount owed to Stradley was reduced to $73,526. On March 9, 2011, a Consent Judgment was filed in the pending litigation providing for entry of judgment against the Company in the amount of $73,526. Thereafter, on March 23, 2011, a Forbearance Agreement was entered into between the Company and Stradley pursuant to which the Company agreed to make monthly payments to Stradley of $3,500 commencing on the execution of the Forbearance Agreement and the 30th day of each month thereafter in exchange for Stradley’s forbearance from executing on the Consent Judgment. In addition, the Company agreed to (a) increase the payments to $7,000 per month commencing on the next payment date after the Company is successful in receiving any funds in excess of $500,000 for project development, and (b) the issuance of 500,000 shares of the Company’s common stock which, upon being registered, could be sold by Stradley with the net sales proceeds being applied to reduce the amount due from the Company. If any payments or the shares are not timely delivered, Stradley may immediately, without notice or demand, institute and otherwise pursue any and all actions, rights and remedies arising from, or related to, the Consent Judgment.

If the Company should default and be unable to make scheduled payments under the terms of the Forbearance Agreement, Stradley will have the right and ability to execute on the Consent Judgment entered against the Company.  Should Stadley do so, the only liquid assets currently available to satisfy the judgment are the Company’s interconnect application deposits for Wibaux and Elgin.  Forfeiture of the deposits would significantly impair the status of our project queue positions.  Loss of queue position may require new applications, additional deposits and development costs, and several years to obtain shovel-ready status for these two projects.

Item 4:   (Removed and Reserved)

PART II

Item 5:   Market for Common Equity and Related Stockholder Matters

Market Information and Holders

Since December 2, 2009, our common stock has been quoted on the OTCBB under the trading symbol “CBWP.OB.”  Through December 1, 2010, trades of our common stock were reported on the Pink Sheets (www.pinksheets.com) under the symbol “CBWP.PK.”  The last reported sale price of our common stock on the OTCBB on April 14, 2010 was $0.29.

The following table sets forth, for each of the periods indicated below, the range of high and low bid prices for our common stock, as reported by the OTCBB and/or the range of high and low closing quotations for our common stock, as reported by Pink OTC Markets Inc. on its web site located at www.pinksheets.com.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Our common stock is thinly traded and, thus, pricing of our common stock as reported by Pink OTC Markets, Inc. not necessarily represent its fair market value. The closing bid price on April 13, 2011 was $0.14.

	High	Low

Year Ended December 31, 2009
First Quarter	$4.40	$0.50
Second Quarter	0.55	0.05
Third Quarter	0.55	0.06
Fourth Quarter	0.36	0.11

Year Ended December 31, 2010
First Quarter	$0.98	$0.15
Second Quarter	0.29	0.08
Third Quarter	0.29	0.03
Fourth Quarter	0.07	0.02

As of April 13, 2011, there were approximately 74 holders of record of shares of our common stock.  There are no outstanding shares of our preferred stock.

Dividends

During the last two fiscal years, we have not declared or paid cash dividends on our equity securities.  We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business.  The payment of dividends, if any, on the common stock will rest solely within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Recent Sales of Unregistered Securities

On February 22, 2010, we closed a private placement offering involving an aggregate of 499,999 units of our securities at a purchase price of $0.35 per unit, for an aggregate cash consideration of $175,000, before deducting offering costs.  Each unit consisted of (i) one share of our common stock, (ii) a warrant to purchase one share of our common stock, exercisable for a period of four years at an exercise price of $1.50 per share, and (iii) a warrant to purchase one share of our common stock, exercisable for a period of four years at an exercise price of $2.50 per share.

The private placement offering was conducted pursuant to an exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act and Section 4(2) of the Securities Act.  The common stock was offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States.  No commissions were paid in connection with the offering.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information with respect to equity compensation as of the end of our fiscal year ended December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	―	N/A	―
Equity compensation plans not approved by security holders	12,000,000	0.02	---

Total	―	N/A	---

On December 9, 2010, the Company’s Board of Directors authorized the issued of warrants to three Company employees and executives. The warrants consist of options to purchase 12,000,000 shares of the Company’s common stock at $0.02 per share exercisable for a period of five years. The warrants vested immediately. See “Executive Compensation” for further information regarding individual equity compensation arrangements received by our executive officers.

Purchases of Equity Securities

Not applicable.

Item 6:     Selected Financial Data

We are not required to provide any selected financial data since we qualify as a “smaller reporting company.”

Item 7:     Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

We have had limited revenues since our inception, and, accordingly, have incurred losses from our operations. For the year ended December 31, 2010, we incurred net losses of $(2,279,911) and have an accumulated deficit since inception of $(7,818,986). We currently have no revenues.  The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current year, December 31, 2011, perhaps longer, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine supply relationships.

For the foreseeable future, our operating plan is dependent upon both the ability to conserve existing cash resources and the ability to obtain additional capital through equity financing and/or debt financing in an effort to provide the necessary funds and cash flow to meet our obligations on a timely basis and to support our wind power project development activities. In the event that we are unable to conserve existing cash resources and/or obtain the additional and necessary capital, we may have to cease or significantly curtail our operations. This could materially impact our ability to continue operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have had limited revenues, and, accordingly, have incurred losses from our operations. For the year ended December 31, 2010, we incurred net losses of $(2,279,911) and have an accumulated deficit since inception of $(7,818,986). We currently have no revenues. The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current year, December 31, 2011, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine  supply relationships.   These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time

As of December 31, 2010, we had current assets of $668 and working capital deficit of $1,254,334. This compares to cash of $17,322 and a working capital deficit of $652,292 at December 31, 2009.  Based on commitments arising from our consulting agreements and other general and administrative expenses, we anticipate that operating expenses during each succeeding quarter will be, at a minimum, approximately $75,000. This amount does not include any capital requirements for our wind energy projects or project development costs which may be incurred. Based on the foregoing, we will not have sufficient cash resources to finance our operations except for several months unless we are able to raise additional equity financing and/or debt financing in the immediate future. We have commenced, and will continue to pursue, efforts to raise additional equity financing and/or debt financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

Additional Financings

We completed the following financings during the fiscal year ended at December 31, 2010.

Private Placement of Common Stock.   On February 22, 2010, the Company proceeded with a private placement transaction to offer investors a minimum of $150,000 (428,571 shares) and a maximum of $700,000 (2,000,000 shares) of our common stock at $0.35 per share. Each share sold included one warrant to purchase one share of the Company’s common stock, exercisable for a period of four years, at an exercise price of $1.50 per share, and one warrant to purchase one share of common stock, exercisable for four years, at an exercise price of $2.50 per share. The Company issued 499,999 shares and 999,998 warrants in exchange for sale proceeds of $175,000.

On February 24, 2010, a $20,000 short-tem note payable to StarInvest Group, Inc.was converted to common stock under the private placement. A total of 57,142 shares and 114,284 warrants were issued.

Shareholder and Other Loans. In late March, 2010, the Company issued a total of 400,000 shares of common stock in exchange for short-term loans from two of the Company’s shareholders. Terms of the loans were $100,000 payable in 60 days for 150,000 shares of stock in lieu of interest and $100,000 payable in 60 days for 250,000 shares of stock in lieu of interest. Principal payments on both loans were due on June 7, 2010. As of December 31, 2010, these loans were outstanding and are now past due.

In June, 2010, the Company issued 250,000 shares of common stock to Gottbetter Capital Group, Inc. in exchange for a $25,000 short-term loan. Interest expense totaling $35,000 was recorded for the shares issued. For further information on this loan, see Note 7 to the financial statements dated December 31, 2010 included in this Annual Report.

           Warrants Exercised.  On July 14, 2010, the Cmpany issued 20,000 shares of common stock for a warrant exercised at $0.24 per shares pursuant to a warrant modification offer made in June, 2010. Proceeds received by the Company totaled $4,800.

On July 29, 2010, the Company issued 2,000,000 shares of common stock for a warrant exercised at $0.001 per share. Proceeds received by the Company totaled $2,000.

Results of Operations

Results of Operations for the year ended December 31, 2010 compared to December 31, 2009

We generated no revenues frm our operations for the twelve months ended December 31, 2010 and for the twelve months ended December 31, 2009.

Our total operating expenses increased $107,852 (5.7%)from $1,880,785 in the year ended December 31, 2009 (2009) to $1,998,637 in the year ended December 31, 2010 (2010). Our operating expenses included $1,204,169 in wind project development expenses, an increase of $517,401 (75.3%), when compared to $686,768 reported in 2009. This increase in operating expense was offset by an increase of $143,519 (7.9%) from $1,828,235 in general and administrative expense for 2009 as compared to $1,971,754 reported in 2010.  Our general and administrative expenses included a decrease in executive compensation of $709,250 (69.7%) from $1,018,000 in 2009 as compared to $308,750 reported in 2010; a decrease in marketing expenses of 29,548 (40.9%) from $72,319 in 2009 as compared to $42,771 reported in 2010; and an increase in legal and professional fees of $168,722 (44.6%)  to $378,700 in 2010 as compared to $209,928 reported in 2009.

Our net other expenses/income for 2010 were ($291,274) compared to ($57,613) reported for  2009, an increase of $233,661.  Our other expenses included an increase in interest expense of $287,680 to  $291,774 for  2010 as compared to $4,094 reported in  2009; bad debt expense of $0 for  2010 as compared to $1,722 for 2009; and a loss on the sale of assets in the amount of $0 for  2010 and $18,369 for  2009.  Our other income consists of interest income of $0 for 2010 compared to interest income of $935 for 2009; other income of $500 for  2010 compared to $60,772 for  2009; and a gain on the sale of assets in the amount of $8,882 for  2010 compared to $0 for  2009.

Capital Structure and Resources

The Company has accrued significant liabilities and had a working capital deficit of $1,254,334 as of December 31, 2010.  In 2010, cash in operations decreased $132,872 (23.7%) to $428,003  compared to $560,875  for 2009.  The decrease in cash used for 2010 is mainly due to large increases in accounts payable and accrued liabilities for 2010.

Future efforts to generate positive cash flow depend on Crownbutte’s success in selling development rights to parks in the short term, and constructing wind parks to generate electricity sales in the long term. Cash flows from investing activities for 2010 totaled $32,288 compared to $169,471 of cash used in investing activities in 2009.  The decrease in cash from investing from 2010 to 2009 is related to redemption of certificates of deposit totaling $152,030 and sales of fixed assets compared to receipts of $32,288 from the sale of fixed assets in 2009.

Cash flows from financing activities increased $274,388 (264%) to $378,411 for 2010 as compared to $104,023 in 2009.  Sources of cash for 2010 included proceeds from the sale of stock in the amount of $179,754, $2,000 from the exercise of warrants, $205,000 from stockholder loans and repayments of $8,389 on an officer loan.  Sources of cash for 2009 included officer loan proceeds of $44,380, stockholder loans of $20,000 and proceeds from the exercise of warrants totaling approximately $40,000.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

Cautionary Note Regarding Forward Looking Statements

Some of the statements in this report are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with this offering.

Item 8:       Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Crownbutte Wind Power, Inc.
Mandan, ND

We have audited the accompanying consolidated balance sheets of Crownbutte Wind Power, Inc. as of December 31, 2010  and the related consolidated statements of operations, stockholders’ deficit  and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crownbutte Wind Power, Inc. as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, LLP
www.malone-bailey.com
Houston, Texas
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Crownbutte Wind Power, Inc.
Mandan, ND

We have audited the accompanying consolidated balance sheet of Crownbutte Wind Power, Inc. as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crownbutte Wind Power, Inc. as of December 31, 2009 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
April 15, 2010

CROWNBUTTE WIND POWER, INC.
Consolidated Balance Sheets
For the years ended December 31,

	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$18	$17,322
Other current assets	650	3,949
Total current assets	668	21,271

Other assets:
Interconnect application deposits	191,953	91,638
Property and equipment, net	116,917	166,088
Total other assets	308,870	257,726
	$309,538	$278,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$476,151	$371,297
Accrued expenses0	539,860	239,886
Stockholder loan payable	205,000	20,000
Due to officer	33,991	42,380
Total current liabilities	1,255,002	673,563

Total liabilities	1,255,002	673,563

Stockholders’ deficit:

PrPreferred stock, $0.001 par value, 25,000,000 shares authorized none and issued and outstanding	-	-
C Common stock, $0.001 par value, 300,000,000 shares authorized 34,660,805 and 31,300,331 issued and outstanding	34,660	31,300
A Additional paid-in capital	6,838,862	5,113,209
R Retained earnings deficit	(7,818,986)	(5,539,075)
Total stockholders’ deficit	(945,464)	(394,566)

Total liabilities and stockholders’ deficit	$309,538	$278,997

See accompanying notes to audited consolidated financial statements.

CROWNBUTTE WIND POWER, INC.
Consolidated Statements of Operations

	For the years ended December 31,
	2010	2009

Operating expenses:
General and administrative	1,971,754	1,828,235
Depreciation expense	25,765	32,459
(Gain) Loss on sale of fixed assets	(8,882)	18,369
Bad Debt expense	-	1,722
Total operating expenses	1,988,637	1,880,785

Net operating loss	(1,988,637)	(1,880,785)

Other income (expenses):
Interest income	-	935
Other income	500	60,772
Interest expense	(291,774)	(4,094)
Total other income (expenses)	(291,274)	57,613

Net loss	$(2,279,911)	$(1,823,172)

Basic and diluted - net loss per common share	$(0.07)	$(0.07)

Basic and diluted - weighted average common shares outstanding	31,898,158	26,595,947

See accompanying notes to audited consolidated financial statements.

CROWNBUTTE WIND POWER, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009

	Common Stock		Additional	Accumulated	Total Stockholders’
	($.001 par value)		Paid-In	Deficit	Equity
	Shares	Amount	Capital		(Deficit)
Balance, December 31, 2008	26,200,331	$26,200	$4,336,607	$(3,715,903)	$646,904

Issuance of common stock for services	100,000	100	28,900	-	29,000

Exercise of warrants	5,000,000	5,000	45,000	-	50,000

Stock-based compensation	-	-	702,702	-	702,702

Net loss	-	-	-	(1,823,172)	(1,823,172)

Balance, December 31, 2009	31,300,331	$31,300	$5,113,209	$(5,539,075)	$(394,566)

Issuance of common stock for cash	529,999	530	174,470	-	175,000

Issuance of common stock for services	103,333	103	22,397	-	22,500

Issuance of commons stock and warrants for interest	650,000	650	182,350	-	183,000

Stock-based compensation	-	-	1,232,001	-	1,232,001

Issuance of common stock and warrants for settlement of debt	57,142	57	109,655	-	109,712

Exercise of warrants	2,020,000	2,020	4,780	-	6,800

Net loss	-	-	-	(2,279,911)	(2,279,911)

Balance, December 31, 2010	34,660,805	$34,660	$6,838,862	$(7,818,986)	$(945,464)

See accompanying notes to audited consolidated financial statements.

CROWNBUTTE WIND POWER, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,279,911)	$(1,823,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,765	32,459
Bad debt	-	1,722
Stock issued for services	22,500	29,000
Stock issued for interest	183,000	-
Stock and warrants issued for debt	89,712	-
Warrants exercised for services	-	8,357
Stock-based compensation	1,232,001	702,702
(Gain) Loss on sale of fixed assets	(8,882)	18,369
Changes in operating assets and liabilities:
Decrease (increase) in:
Other current assets	3,299	-
Other assets	(100,315)	38,147)
Increase in:
Accounts payable	104,854	245,467
Accrued expenses	299,974	186,074
Net cash used in operating activities	(428,003)	(560,875)

Cash flows from investing activities:
Certificates of deposit redeemed	-	152,030
Purchase of fixed assets		(5,259)
Proceeds from sale of fixed assets	32,288	22,700
Net cash provided by investing activities	32,288	169,471)

Cash flows from financing activities:
Proceeds from exercise of warrants	6,800	41,643
Proceeds from the sale of stock	175,000	-
Proceeds from stockholder loans	230,000	20,000
Proceeds from officer loan	6,111	44,380
Payments on officer loan	(14,500)	(2,000)
Principal payment on long term debt	(25,000)	-
Net cash provided by financing activities	378,411	104,023

Net (decrease) in cash and cash equivalents	(17,304)	(287,381

Cash and cash equivalents, beginning of period	17,322	304,703

Cash and cash equivalents, end of period	$18	$17,322

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$5,516	$4,094
Taxes paid	$-	$119

Non-cash investing and financing activities
Stock and warrants issued for debt	$20,000	$-

See accompanying notes to audited consolidated financial statements.

CROWNBUTTE WIND POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization & business

i)  Organization

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

ii) Business

We intend to become a wind power generation and wind project development, company. We intend to identify and evaluate the economic feasibility and resource potential of wind development properties, domestically and internationally, for the purposes of developing utility scale wind turbine projects. We may participate in these projects with development partners and receive revenue from the sale of electric energy through our working interests in the partnerships or through the sale of our interests in the development projects.

Since our inception, we have been engaged in business planning activities, including researching wind energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind electric energy properties and project opportunities, and raising capital. We have entered into agreements and various operations in furtherance of our wind power generation business.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and equipment

Property and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives.  Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Fair Value Measurements

In September 2006, the FASB issued ASC 820 (previously SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observations of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010 and December 31, 2009.  The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2010 and December 31, 2009, the fair value short-term financial instruments including cash, certificates of deposit, other current assets, accounts payable, accrued expenses and due to officer, approximates book value due to their short-term duration.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Wind Project Development Costs

Wind project development costs are charged to expense as incurred.  These costs consist of such costs as contracted operations and maintenance fees, turbine and related equipment warranty fees, land rent, insurance, professional fees, operating personnel and permit compliance.

Leases

The Company has entered into several Wind Project Agreements granting the right to install equipment and restricting use of the property by the landowner.  Fees paid in conjunction with these agreements are expensed as incurred.

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

Since March 11, 2008, the Company is being taxed as a C corporation.  A short year S corporation tax return and a short year C corporation tax return was filed.  Income tax liability for the years ended December 31, 2010 and 2009 is $0.

The Company has adopted the provisions of FASB ASC Topic 740, “Income Taxes ” (“ASC 740”). As required under ASC 740, the Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Basic and diluted net loss per share

The Company computes loss per share in accordance with ASC 260, ‘‘Earnings per Share’’ which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock Compensation

The Company follows Financial Accounting Standard No. 123R (ASC 718), “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107 for financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument.

The Company uses the Black-Scholes option valuation model for estimating the fair value of traded options.  This option valuation model requires the input of highly subjective assumptions including the expected stock price volatility.

For the years ended December 31, 2010 and 2009, the Company recorded stock-based compensation of $1,232,001 and $702,702, respectively.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations.  Since inception, the Company has incurred losses of approximately $7.8 million.  In addition, the Company is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company is pursuing, and will  continue to pursue, additional equity financing and/or debt financing while managing cash flow in an effort to provide funds and cash flow to meet its obligations on a timely basis and to support wind project development activities.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liability that may result should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment and related accumulated depreciation consists of the following:

	December 31, 2010	December 31, 2009
Equipment and Vehicles	$147,832	$179,370
Software	39,289	39,289
Leasehold Improvements	938	938
Total Cost	188,059	219,597
Accumulated Depreciation	(71,142)	(53,509)
Net Property and Equipment	$116,917	$166,088

Equipment and vehicles are depreciated with an estimated useful life of 5 to 10 years and software has an estimated useful life of 5 years.  Depreciation expense was $25,765 and $32,459 for the years ended December 31, 2010 and 2009, respectively.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Accrued Payroll	$491,494	$216,254
Credit Cards Payable	35,021	23,262
Accrued Vacation	-	324
Accrued Interest	13,345	46
	$539,860	$239,886

NOTE 5 – STOCKHOLDERS’ DEFICIT

During the years ended December 31, 2009, the Company issued 5,000,000 shares of common stock for the exercise of 5,000,000 warrants.

During the year ended December 31, 2009, the Company issued 100,000 shares of common stock for legal services.  These shares were valued at $0.29 per share, the fair market value at the date of issuance.  Accordingly, the Company recorded legal expense of $29,000.

The Company valued these warrants utilizing the Black-Scholes options pricing model and the following assumption terms:  3 to 5 years; interest rate:  4%; volatility:  100%.  The 2,000,000 warrants granted to the CFO were valued at approximately $1,000,000.  This amount was expensed over the vesting period.  For the year ended December 31, 2009, the Company recorded compensation expense of $702,702  related to the warrants, respectively.

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

On February 24, 2010 the $20,000 short-term note payable to StarInvest Group, Inc. was settled with  common stock and warrants.   A total of 57,142 shares and 114,284 warrants were issued with a fair value of $109,712. The excess fair value of $89,712 was recorded as a loss on settlement of debt.

On March 29, 2010 the Company issued a total of 400,000 shares of common stock in exchange for short-term loans from two of the Company’s stockholders.  Terms of the loans were $100,000 payable in 60 days for 150,000 shares of stock in lieu of interest, and $100,000 payable in 60 days for 250,000 shares of stock in lieu of interest.  Principal payments on both loans were due June 7, 2010. The fair value of the shares was $148,000 and was recorded to interest expense.  As of December 31, 2010, these loans are outstanding and are now past due.

On March 31, 2010 the Company made an adjustment to increase common stock issued for 30,000 shares sold in 2009 in a transaction that was to be unwound by December 31, 2009. During 2010, the Company and the stockholders decided not to unwind the transaction.

On April 27, 2010 the Company issued 100,000 shares of common stock in exchange for consulting services with a fair value of  $22,000.  The entire fair value was recorded to expense in 2010.

On April 29, 2010, the Company’s Board of Directors executed a Unanimous Written Consent approving the issuance of warrants to four Company employees and executives.  The warrants consist of options to purchase 9,010,000 shares of the Company’s common stock at $0.1101 per share exercisable for a period of five years.  The warrants vested immediately.  The fair value of the warrants of $992,001 was immediately expensed.  The Company valued these warrants utilizing the Black-Scholes pricing model and the following assumption terms:  5 years, interest rate: 1%, volatility:  388%.

On June 2, 2010 the Company issued 250,000 shares of common stock to Gottbetter Capital Group, Inc. in exchange for a $25,000 short-term loan dated June 3, 2010.  Interest expense totaling $35,000 was recorded for the fair value of the shares issued.  See Note 7.

On June 2, 2010 the Company’s Board of Directors executed a Unanimous Written Consent to reduce the exercise price on 3,118,000 warrants expiring July 2, 2010 through September 8, 2010 from $2.50 to $0.24 per share if exercised by July 1, 2010.  .  Warrant holders electing to accept this offer would also receive one warrant with an exercise price of $1.00 per share exercisable for one year.  Only one warrant holder accepted the offer. As the modification involved warrants originally issued to equity investors, there was no financial statement impact from the warrant modification.

On June 29, 2010 the Company issued 3,333 shares common stock to Director Ross Mushik for director fees totaling $500.

On July 14, 2010, the Company issued 20,000 shares of common stock for a warrant exercised at $0.24 per share pursuant to the Company’s warrant modification offer dated June 2, 2010. Proceeds totaled $4,800.

On July 29, 2010 the Company issued 2,000,000 shares common stock for a warrant exercised at $0.001 per share for proceeds totaling $2,000.

On December 9, 2010, the Company’s Board of Directors executed a Unanimous Written Consent approving the issuance of warrants to three Company employees and executives.  The warrants consist of options to purchase 12,000,000 shares of the Company’s common stock at $0.02 per share exercisable for a period of five years.  The warrants vested immediately.  The fair value of the warrants of $240,000 was immediately expensed.  The Company valued these warrants utilizing the Black-Scholes pricing model and the following assumption terms:  5 years, interest rate: 1.9%, volatility:  455%.

NOTE 6 – WARRANTS

During the year ended December 31, 2010 and 2009, the Company issued 22,144,282 and 0 warrants, respectively (see Note 5).

On July 29, 2010 the Company issued 2,000,000 shares common stock for a warrant exercised at $0.001 per share for proceeds totaling $2,000.

During the year ended December 31, 2010, 3,118,000 warrants expired.

A reconciliation of warrant activity is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contracted Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2009	12,235,752	$0.87	2.26	$3,848,000
Granted	-	-	-	-
Exercised	(5,000,000)	0.01	-	-
Expired	-	-	-	-
Balance at December 31, 2009	7,235,752	$1.17	1.78	$738,000

Balance at January 1, 2010	7,235,752	$1.17	1.78	$738,000
Granted	22,144,282	-	-	-
Exercised	(2,020,000	-	-	-
Expired	(3,098,000	-	-	-
Balance at December 31, 2010	24,262,034	$0.17	4.31	$60,000

NOTE 7 – INCOME TAXES

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset is as follows:

Schedule of deferred tax assets	December 31, 2010	December 31, 2009

Net operating loss	$591,000	$366,466
Temporary differences:
Warrant expense	-	267,140
Other	-	79,040
Valuation allowance	(591,000)	(712,646)
Net deferred tax asset	$-	$-

The Company has a net operating loss carry forward for tax purposes totaling approximately $1,690,000 and $964,000 at December 31, 2010 and 2009, respectively.  The net operating loss carries forward for income taxes, which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, through 2029 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s continuing losses for income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  Management will review this valuation allowance periodically and make adjustments as warranted

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company borrowed funds from Timothy Simons, one of the Company’s stockholders and its CEO.  The terms of the loans are non-interest bearing and payable upon demand.  Amounts owed totaled $33,991 and $42,380 as of December 31, 2010 and 2009, respectively.

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

On March 29, 2010 the Company borrowed a total of $200,000 from two of its stockholders.  Terms of the loans are $100,000 each payable on June 7, 2010.  The Company issued 400,000 shares of common stock in lieu of interest.  The loans were not repaid upon maturity, therefore in default.  They now bear an interest rate of 12%.  As of December 31, 2010, the principal balance due on both loans was $200,000.  Accrued interest on each loan as of December 31, 2010 was $6,773, totaling $13,546.

On May 21, 2010 the Company borrowed $5,000 from StarInvest Group, Inc., one of the Company’s stockholders.  Terms of the loan are non-interest bearing and payable upon demand.  The principal balance as of December 31, 2010 is $5,000.

On June 3, 2010 the Company borrowed $25,000 from Gottbetter Capital Group, Inc., one of the Company’s stockholders.  The short-term loan matured July 2, 2010 and accrues interest at 10% annually.  The lender required issuance of 250,000 shares of common stock as an inducement to lend.  See Note 6.  Gottbetter Capital Group, Inc., is an affiliate of Gottbetter & Partners, LLP, which has provided and continues to provide legal services to the Company.  Conditions of the note included commitment of 100% of the Company’s future receipts until the Company’s receivable balance for legal services had been paid in full.  The note was personally guaranteed by another Company stockholder.  On June 25, 2010 the Company repaid the note plus accrued interest.

NOTE 9 – OFFICE AND SHOP LEASE

Since May 1, 2009, the Company rents its office and shop space on a month-to-month lease at $1,500 per month.   The Company is responsible for paying all utilities and janitorial expenses.

NOTE 10 – RETIREMENT PLAN

In August 2007, the Company established a SIMPLE retirement plan. The Company matches employee contributions up to 3% of gross wages. The Company’s contributions to the plan were $1,450 and $5,141 for the years ended December 31, 2010 and 2009, respectively.

NOTE 11 – CONCENTRATION OF RISK

Cash and cash equivalents deposited with financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company did not hold cash in excess of FDIC insurance coverage at a financial institution as of December 31, 2010 and 2009.

NOTE 12 – PROJECT RESEARCH AND DEVELOPMENT COSTS AND INTERCONNECT APPLICATION DEPOSITS

Project Research and Development Costs

Wind project development costs are charged to expense as incurred.  These costs consist of such costs as contracted operations and maintenance fees, turbine and related equipment warranty fees, land rent, insurance, professional fees, operating personnel and permit compliance.  The Company expensed $142,019 and $147,151 in research and development costs for the years ending December 31, 2010 and 2009, respectively which are included in general and administrative expenses in the consolidated statements of operations.

Interconnect Application Deposits

The Company pays in advance for electrical interconnect studies.  As the studies are performed, the portions of the advances that are used are expensed. These costs are incurred as part of the process to obtain an interconnect agreement. Interconnect deposits are classified as non-current assets as studies generally exceed one year in length.  If a study is complete, any unused deposits are refunded to the Company.  At December 31, 2010 and December 31, 2009, the Company had $191,952 and $91,638, respectively, of unused deposits on its balance sheet.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On August 19, 2008, Centre Square Capital, LLC filed a claim in the amount of $3,000,000 plus attorneys fees, interest, and arbitration costs in a demand for arbitration, claiming that the Company has not compensated it for introducing the Company to the firm that raised the private placement capital in March, 2008 and thereafter.   On March 16, 2009 a judge dismissed Centre Square Capital LLC’s claim and awarded the Company reimbursement of all attorney fees and costs related to the claim.  A reimbursement of approximately $129,227 is payable to the Company. No receivables have been recorded for this amount in the consolidated financial statements.

The Company accounts for awards of attorney fees and costs resulting from judgments in its favor on a case-by-case basis.  Factors affecting the accounting treatment include timing of expenses incurred and date of award, likelihood of collection, and additional costs incurred in the collection process.  Judgments awarded that management deems collectible are recorded as a receivable.  Award amounts for expenses incurred in the same accounting period are recorded as reductions in the corresponding expense line item.  Reimbursements of prior period expenses are recorded as other income.  Collection of the Centre Square Capital judgment is uncertain and accordingly, no receivable has been recorded.  For the year ended December 31, 2010 the Company collected $0 of this award.

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

On December 14, 2009, the Company received a Notice of Intent to Take Default Judgment from Stradley, Ronon, Stevens & Young, LLP for the unpaid balance of $93,526.  The Company has been working with the plaintiff to make payments on the debt.  In exchange, the plaintiffs have agreed to postpone execution of the judgment.  The Company owed $73,526 as of December 31, 2010 which is included in accounts payable.

On June 3, 2010 the Company executed a short-term note payable with Gottbetter Capital Group, Inc..  Terms of the note include a stipulation the Company must remit 10% of future receipts from all sources until the Company’s account is paid in full.  See Note 8.  As of December 31, 2010 the Company owed Gottbetter Capital Group, Inc. $246,458 for legal services.  This amount is included in accounts payable.

NOTE 14 – SUBSEQUENT EVENTS

On February 1, 2011, Nacel Energy Corporation acquired ownership of an aggregate of 10,500,000 shares of the Company’s common stock from Timothy Simons, an officer and director of the Company, and another shareholder. In exchange, Mr. Simons and the other person received 3,250,000 shares and 2,000,000 shares, respectively, of Nacel’s restricted common stock.

On February 1, 2011, the Company entered into four (4) separate Consulting Agreements with Messrs. Simons, Schaftlein, Fleming and Pilling, each being an officer of the Company. Each Consulting Agreement is for a 12 month term, subject to earlier termination. As compensation for services performed under the  Consulting Agreement, the Company pays an aggregate amount of $20,000 per month, with $11,500 being paid in cash and the remaining $8,500 being accrued.  Any accrued compensation will be paid in the future, subject to discretion of the Company based on cash flow and other financial considerations.

On February 3, 2011, the Company compromised and settled $108,000 of indebtedness due to Terry Pilling, the Company’s former director and officer, in exchange for the issuance of 900,000 shares of restricted common stock.

On March 3, 2011, the Company compromised and settled $40,000 of indebtedness due to a former law firm in exchange for the issuance of 300,000 shares of restricted common stock.

Om March 9, 2011, a Consent Judgment in the amount of $73,526 was entered against the Company in favor of Stradley Ronon Stevens & Young, LLP (“Stradley”)

On March 24, 2011, the Company executed and entered into a Forbearance Agreement with Stradley whereby Stradley agreed to forbear and not execute upon the Consent Judgment provided the Company timely pay $3,500 upon execution of the Forbearance Agreement and on the 30th day of each month thereafter. In addition, the Company agreed to (a) increase the payments to $7,000 per month commencing on the next payment date after the Company is successful in receiving funds in excess of $500,000 for project development, and (b) issue 500,000 shares of its common stock which, upon being registered, could be sold with any net sales proceeds being applied by Stradley to reduce the judgment amount due from the Company.

On April 4, 2011, the Company settled and satisfied $125,000 of a $246,460 indebtedness due to Gottbetter and Partners, LLP with the issuance of 2,083,333 shares of restricted common stock.

On April 8, 2011, the Company settled and satisfied $10,665 of indebtedness due to a creditor with the issuance of 166,667 shares of restricted common stock.

Item 9:     Disagreements with Accountants on Accounting and Financial Disclosure

We have no disagreement with our auditors.

Item 9A:   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:        Other Information

None.

PART III

Item 10:        Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position

Timothy H. Simons	64	Chief Operating Officer, and Director

Mark Schaftlein	53	Chief Executive Officer, Chief Financial Officer and Director

Murray Fleming	47	Director

Terry Pilling	39	Executive Vice President

Background of Executive Officers and Directors

Timothy H. Simons, Chief Operating  Officer  and Director. Mr. Simons, founded Crownbutte ND in 1999 and has been involved in the wind power industry since 1996.  Following the merger in July 2008, Mr. Simons became our Chief Executive Officer and President and a member of the Board of Directors.  From 1991 through 2002, he was a teacher in the public school systems of Bismarck and Mandan, North Dakota.  After founding Crownbutte ND in 1999, he taught part time, devoting over 40 hours per week to the Company.

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

Mr. Simons experience and knowledge of the wind power business brings important and unique perspectives on the issues, requirements and needs facing Crownbutte. Finally, Mr. Simons service as director and his extensive period as an officer of Crownbutte creates a critical link between management and the Board, enabling the Board to perform its oversight functions with the benefit of management’s perspective on the business of Crownbutte.

Murray Fleming, Director;   Mr. Fleming  joined Crownbutte in January, 2011 and is currently a Director. From February, 2006 to the current date, Mr. Felming has been a Director of Nacel Energy Corporation, a small public wind energy company and, since February, 2011, a large shareholder of Crownbutte. From February 2005 to present, he has been a principal of Before the Bell Publishing LLC, an organization which provides investor relations services. From May 2005 to July 2005, he was president and chief executive officer of Iguana Ventures an exploration stage company engaged in the acquisition and exploration of resource properties. In 1986, he earned a Bachelor of Arts degree in Economics & Environmental Studies from the University of Victoria.

Mr. Fleming brings knowledge and experience in public companies, capital markets and general business matters, all of which impact Crownbutte and its business and financial affairs.

Mark Schaftlein, Chief Executive Officer, Chief Financial Officer and Director;   Mark Schaftlein, joined the company in January, 2011.  Mr. Schaftlein is the founder and Chief Executive Officer of Capital Consulting, Inc., an advisory firm which for the past 8 years has assisted smaller public companies in the areas of capital sourcing, debt restructuring and business strategy. In addition, over the last several years, Mr. Schaftlein has been  the Chief Executive Officer, the Chief Financial Officer and/or a Director of Nacel Energy Corporation, a small public wind energy company and, since Feburary, 2011, a large shareholder of Crownbutte..   Mr. Schaftlein has also previously served in officer and director capacities with other public companies including Far East Energy Corporation, SP Holdings (later Organic to Go) and Ortec International.  From 1982 to 2000, Mr. Schaftlein held a number of management positions in the banking industry, initially with Citicorp through 1992, then Fleet Financial, National Lending Center and Westmark Group Holdings from 1995 to 2000.  During his tenure at Westmark, Mr. Schaftlein served as CEO and helped it achieve $100M in corporate financing. Mr. Schaftlein earned a degree in Business Administration from Western Kentucky University in 1980.

Mr. Schaftlein brings financial expertise to the Board and Crownbutte based on his extensive experience and knowledge in banking, corporate finance, capital markets and through his experiences serving as chief financial officer of another public company.

Terry Pilling, Executive Vice President;  Terry Pilling is a former member of the Board of Directors from September 2008 until February, 2011 and has been Executive Vice President since February 2010.  From September 2008 to February 2010, Mr. Pilling served as our Vice President of Operations and Technology.  Mr. Pilling was an assistant professor of the Physics Department at the North Dakota State University from August 2004 to August 2008.  His professional experience includes Visiting Researcher, Joint Astronomy Centre and the James Clerk Maxwell radio telescope on Mauna Kea, Hilo, Hawaii from May 2006 to August 2006; Postdoctoral Research Associate, Institute of Theoretical and Experimental Physics, Moscow from September 2003 to June 2004 and Postdoctoral Research Associate, Joint Institute for Nuclear Research, Dubna from September 2003 to June 2004.  Prior to that, Mr. Pilling worked as Science Editor for the House of Knowledge Publishing Company in London, England from September 2002 to August 2003, as a teaching assistant for the North Dakota State University from September 1998 to August 2002 and as its physics department Network Systems Administrator and Webmaster September 1999 to August 2002.  Mr. Pilling obtained his Ph.D. in High Energy Particle Physics and Gravitation from North Dakota State University in 2002.  He achieved a M.Sc. in Theoretical and Experimental Nuclear Physics from Saskatchewan Accelerator Laboratory in 1998 and a B.Sc. in Physics and Engineering Physics from the University of Saskatchewan in 1996.  Mr. Pilling has received professional recognition from the North Dakota State University as an Odney Award nominee in 2008 and a Gunkelman Award nominee in 2006.  He was a National Science Foundation EPSCoR Research Fellow in 2001 and received the Physics and Engineering Physics Convocation Award in 1996 from the University of Saskatchewan.

Mr. Pilling brings extensive scientific and engineering knowledge and experience which is invaluable to Crownbutte and its business affairs.

Family Relationships

There are no family relationships between any director or officer.

Involvement in Certain Legal Proceedings

During the last ten years, no director or executive officer of Crownbutte has been involved in any of the following legal proceedings:

•	Any judicial or administrative proceedings resulting from involvement in mail or wire fraud, or fraud in connection with any business entity;
•
Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties);

•	Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization:
•
Any bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for, any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•
Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
Any finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended, or vacated.

Audit Committee Financial Expert

We do not have a separately designated audit committee, but rather the entire Board of Directors serves as its audit committee.  None of the current board members have been designated as the equivalent of the “audit committee financial expert” as no member is considered independent and no member would otherwise satisfy the criteria adopted under the Securities Exchange Act for financial accounting expertise. During the ensuing fiscal year, we expect to consider whether we should expand our Board of Directors to be able to appoint an independent director, whether to establish a formal audit committee and the appointment of an audit committee member who meets the criteria adopted under the Securities Exchange Act for financial accounting expertise and independence.  However, we caution, given the risk and exposure associated with board participation, recruiting independent directors, especially those that qualify as a financial expert, may prove difficult. Furthermore, director compensation and insurance premiums could prove costly.  Accordingly, we may alter or vary our plans based upon these concerns in addition to changes in circumstances, lack of funds, and/or other events which we are not able to anticipate.

Changes to Nominating Process.

Given our small size and the small size of our Board, we do not currently have a Nominating Committee and no formal procedures have been established concerning the selection and nomination of directors. The Board will evaluate potential candidates to serve as a director by considering a candidate’s background and accomplishments, skills, expertise, character and to insure that the board reflects a range of talents, ages, skills, diversity and expertise. The Board seeks to maintain a diverse membership, but there is no separate policy on diversity. The Board is open to receiving recommendations from shareholders as to potential candidates it might consider.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on the review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics.

Due to our small size and continuing efforts to establish our business, we have not yet adopted a Code of Ethics which applies to executive officers and employees, including our Chief Executive Officer and Chief Financial Officer. However, the Board does intend to consider adopting a Code of Ethics in the ensuing months and, if adopted, will be disclosed in a Current Report on Form 8-K. Once adopted, we will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Crownbutte Wind Power, Inc., 111 5th Avenue NE, Mandan, N”D 58554.

Item 11:        Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation of the principal executive officers and principal accounting officer paid or accrued during the two years ended December 31, 2010, and December 31, 2009.  No other executive officer of Crownbutte received total compensation in excess of $100,000 during that period.  In accordance with the rules of the SEC, the compensation described in this table does not include (i) medical, group life insurance or other benefits received by any of the named executive officers that are available generally to all of our salaried employees or (ii) perquisites and other personal benefits received by the named executive officers that in the aggregate do not exceed $10,000.

Name and Principal Position(s) (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Annual Compensation ($) (i)	Total ($) (j)

Timothy H. Simons	2010	$108,000	(1)	-	-		-	-	$--	$108,000
President & COO	2009	$105,600		-	-	-	-	-	$1,080	$106,680

Manu Kalia	2010	$100,000		-	-	$702,702	-	-	$-	$802,702
CFO	2009	$100,000		-	-	$702,702	-	-	$-	$802,702

Terry Pilling	2010	$100,000		-	-	$-	-	-	$2,250	$102,250
Executive Vice President (2)	2009	$100,000		-	-	$-	-	-	$2,250	102,250
________________

(1)  Represents accrued amount due to Mr. Simons for salary of the 12 month period ending December 31, 2010.
(2)  From September 17, 2008 to February 15, 2010, Mr. Pilling was Vice President of Operations and Technology.
Each of Messrs. Kalia and Pilling is  party to an employment agreement with the Company governing his compensation.  See “Employment Agreements with Executive Officers” below.  There are no other written or unwritten agreements with other executive officers, other than Messrs. Kalia and Pilling.  Mr. Simons’ compensation is determined annually by the Board of Directors.

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

On December 9, 2010, the Company’s Board of Directors authorized the issued of warrants to three Company employees and executives. The warrants consist of options to purchase 12,000,000 shares of the Company’s common stock at $0.02 per share exercisable for a period of five years. The warrants vested immediately

In each accounting period, the value of each stock or option award that vests shall be expensed according to the principles of FAS123(R).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Timothy H. Simons	1,000,000	(1)	-	-	$0.10	July 2, 2013	-	-	-	-
Timothy H. Simons	4,000,000	(2)	-	-	0.02	Dec. 9, 2015	-	-	-	-
Manu Kalia	-		1,000,000	-	$0.001	Sept. 15, 2013	1,000,000	$500,000	-	-
Terry Spilling	4,000,000	(3)	--	-	0.02	Dec. 9, 2009	-	-	-	-
__________________

(1)	Mr. Simons received these warrants as part of a negotiated transaction and not as compensation.
(2)	Mr. Simons received these warrants as part of a compensation award from the Board.
(3)	Mr. Pilling received these warrants as part of a compensation award from the Board.

Employment Agreements with Executive Officers

On September 17, 2008, the Company entered into an employment agreement with Terry Pilling to serve as its Chief of Operations and Technology.  Pursuant to the Agreement, Mr. Pilling receives annual compensation of $100,000.  He has  the opportunity to acquire stock options through a Company plan if and when the Company adopts an equity incentive plan, and the Company will contribute one-half of the value of the stock as part of his compensation, not to exceed 15% of the his gross annual salary. No equity incentive plan had been adopted by the Company as of December 31, 2010.  Mr. Pilling is entitled to participate in the benefits from time to time in effect for the Company’s employees holding similar positions, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time.  The Company may terminate the employment agreement with notice if (i) the Company discontinues operation of its business or is forced to reduce its personnel due to lack of work or (ii) Mr. Pilling becomes “permanently disabled” (as defined in the agreement).  If Mr. Pilling breaches any of the terms of the agreement or if there is just cause for termination, the Company may terminate Mr. Pilling without notice.  Mr. Pilling may terminate his employment with one month’s notice.  On February 15, 2010, Mr. Pilling was promoted to Executive Vice President.

Subsequent to December 31, 2010, the following actions were taken with respect to agreements with various executive officers of the Company:

•	On February 1, 2011, the Company and Mr. Pilling voluntarily terminated the existing employment agreement;
•
On February 1, 2011, the Company and Timothy Simons entered into a Consulting Agreement concerning Mr. Simons services and actions performed in the capacity as the Chief Operations Officer of the Company for the ensuing 12 months.  Under the Consulting Agreement, Mr. Simons  is paid $5,000 per month, with $2,500 being paid in cash and the remaining $2,500 being accrued for each month in which services are performed. The accrued amount is paid in the future, subject to Company discretion based on cash flows and other financial consideration. In the event of termination by the Company, Mr. Schaftlein is entitled his pro-rata share of compensation for the remaining balance of the 12 month term;

•
On February 1, 2011, the Company and Mark Schaftlein entered into a Consulting Agreement concerning Mr. Schaftlein’s services and actions performed in the capacity as Controller of the Company for the ensuing 12 months.  Under the Consulting Agreement, Mr. Schaftlein is paid $5,000 per month, with $2,500 being paid in cash and the remaining $2,500 being accrued for each month in which services are performed. The accrued amount is paid in the future, subject to Company discretion based on cash flows and other financial consideration. In the event of termination by the Company, Mr. Schaftlein is entitled his pro-rata share of compensation for the remaining balance of the 12 month term;

•
On February 1, 2011, the Company and Murray Fleming entered into a Consulting Agreement concerning Mr. Fleming’s services and actions performed in the capacity as capacity of the Chief Operations Officer of the Company for the ensuing 12 months.  Under the Consulting Agreement, Mr. Fleming  would be paid $5,000 per month, with $2,500 being paid in cash and the remaining $2,500 being accrued for each month in which services are performed. The accrued amount is paid in the future, subject to Company discretion based on cash flows and other financial consideration. In the event of termination by the Company, Mr. Fleming is entitled his pro-rata share of compensation for the remaining balance of the 12 month term; and

•
On February 1, 2011, the Company and Terry Pilling entered into a Consulting Agreement concerning Mr. Pilling’s services as the Executive Vice President of Operations of the Company for the ensuing 12 months.   Under the Consulting Agreement, Mr. Pilling would be paid $5,000 per month, with $4,000 being paid in cash and the remaining $1,000 being accrued for each month in which services are performed. The accrued amount is paid in the future, subject to Company discretion based on cash flows and other financial consideration. In the event of termination by the Company, Mr. Simons is entitled his pro-rata share of compensation for the remaining balance of the 12 month term

SIMPLE Retirement Plan

In August 2007, the Company established a SIMPLE retirement plan.  Employees are required to be employed by the Company for one year before they become eligible to participate in thie plan. The Company matches employee contributions made to the plan up to 3% of the employee’s gross wages.  Contributions are vested when made. The Company’s contributions to the plan were $1,450 for the year ended December 31, 2010 and $5,141 for the year ended December 31, 2009. Contributions to the plan on behalf of Terry Pilling in 2010 and 2009 and on behalf of Mr. Simons in 2009 are also included in the All Other Compensation column in the Summary Compensation Table above.

Potential Payments upon Termination or Change in Control

We have no contract with any officer that would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer’s employment with Crownbutte or from a change in control of Crownbutte or a change in any officer’s responsibilities following a change in control.  Currently, all of our executive officers serve at the pleasure of the Board.

Director Compensation

We do not grant stock awards  to our directors for their services as directors. Our non-employee directors are generally paid $500 per year and reimbursed for reasonable and necessary out of pocket expenses incurred in connection with their service to us, including travel expenses.

The following table sets forth information concerning the compensation of our sole non-employee director during the fiscal year ended December 31, 2010.

	Fees Earned or
	Paid in Cash		Stock Awards	Total
Name	($)		($)	($)

Ross Mushik	500	(1)	N/A	500

Total	500		N/A	500

(1)	A total of 3,333 shares were issued, valued at $500, for directors fees for the year period ended December 31, 2010.

Item 12:        Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock as of April 13, 2010, by (i) each person who, to our knowledge, owns more than 5% of the common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following tables, each person named in the table has sole voting and investment power, except to the extent such power may be shared with a spouse..  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of that date are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class +

Timothy H. Simons (1) (3)	10,500,000	25.0%
Mark Schaeftlein) (5)	0	*
Murray Fleming(5)	0	*
Terry Pilling (3) (4)	4,000,000	9.7%
Directors and executive officers as a group (4 persons) (1)(3)	14,500,000	31.5%

Manu Kalia (2) (4)	2,082,164	5.3%
Nacel Energy Corporation 1700 Glenarm Street, Suite 2800S Denver, Colorado 80202	10,500,000	28.3%
________________
* Less than one percent
+ Based on 37,044,138 shares of common stock issued and outstanding as of April 13, 2011, before consideration of options and warrants deemed to be outstanding.

(1)	Includes an aggregate total of 5,000,000 shares of common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days.
(2)	Includes warrants to purchase 2,000,000 shares of restricted stock that are currently exercisable or exercisable within 60 days.
(3)	Includes an aggregate total of 5,000,000 shares of common stock issuable upon exercise of warrants currently exercisable or excercisable within 60 days.
(4)	Person’s address is c/o Crownbutte Wind Power, Inc., 111 5th Avenue NE, Mandan, ND 58554.
(5)	Person’s or address is c/o Nacel Energy Corporation, 1700 Glenarm Street, Suite 2800S, Denver, Colorado 80202.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

Other than as disclosed below and in the “Executive Compensation” section above,  there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two  fiscal years ended at December 31, 2010 and December 31, 2009 and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

Between May 21, 2009 and September 29, 2009, the Company borrowed at total of $44,3000 from Timothy Simons, one of the Company’s stockholders and its then CEO.  The terms of the loans are non-interest bearing and payable upon demand.  Amounts owed totaled $33,991 and $42,380 as of December 31, 2010 and 2009, respectively.

Subsequent to December 31, 2010, the Company and Mr. Simons have agreed to a repayment schedule of the outstanding loan which would result in the unpaid balance being paid in full by December 31, 2011, if all payments are made as currently scheduled.

Item 14:        Principal Accountant Fees and Services

Audit Fees .

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009
Audit fees (1)	$40,510	$44,500
Audit-related fees (2)	$0	$30,000
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$0	$0
(1)
“Audit fees” consists of fees billed for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
“Audit-related fees” consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”.

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Our Board currently has no separate Audit Committee.  Accordingly, the entire Board of Directors functions as our audit committee.  Our Board is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the Board.  It is our Board’s policy to approve in advance all audit, review and attest services and all non-audit services (including, in each case, the engagement fees therefor and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.  During fiscal 2010 and 2009, all such services were pre-approved by the Board in accordance with this policy.

Our Board engaged  Sherb & Co., LLP as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended December 31, 2009.  In accordance with Board’s practice, Sherb & Co., LLP was pre-approved by the Board to perform these audit services for us prior to its engagement.

In February, 2011, our Board engaged  MaloneBailey LLP as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended December 31, 2010.

PART IV

Item 15:  Exhibits, Financial Statement Schedules

(a)      List of documents filed as part of this Report:

None

(b)      Exhibits:

The following exhibits listed are filed as part of this Report:

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

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
Certification  pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)

32.1	*
Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer) †

________________
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

CROWNBUTTE WIND POWER, INC.

Dated: April 15, 2011	By:	/s/ Timothy H. Simons
Timothy H. Simons, Chief Operating Officer

	By:	/s/ Mark Schaftlein
Mark Schaftlein, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy H. Simons	Director and Chief Operating	April 15, 2011
Timothy H. Simons	Officer (principal executive officer)

/s/ Mark Schaftlein	Director, Chief Executive Officer and Chief Financial Officer	April 15, 2011
Mark Schaftlein

/s/ Murray Fleming	Director	April 15, 2011
Murray Fleming