Form 10-Q
period 2011-03-31
Crownbutte Wind Power, Inc.
filed 2011-05-20
CIK 1452583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  333-156467

Crownbutte Wind Power, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0844584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 5th Avenue NE
Mandan, ND	58554
(Address of principal executive offices)	(Zip Code)

(701) 667-2073
(Registrant’s telephone number, including area code)

N.A.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant has not been phased into the Interactive Data reporting system.  Yes  No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer (Do not check if a smaller reporting company)☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 20, 2011, there were 38,110,805 shares of the registrant’s common stock outstanding.

CROWNBUTTE WIND POWER, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Crownbutte Wind Power, Inc.
Consolidated Balance Sheets (unaudited)

ASSETS

	March 31, 2011	December 31, 2010

Current Assets:
Cash and cash equivalents	$109	$18
Other current assets	300	650
Total current assets	409	668

Other assets:
Interconnect application deposits	170,781	191,953
Property and equipment, net of accumulated depreciation of $77,393 and $71,142	110,666	116,917
Total other assets	281,447	308,870
	$281,856	$309,538

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$453,850	$476,151
Accrued expenses	427,924	539,860
Stockholder loans payable	205,000	205,000
Due to stockholder	86,687	-
Due to officer	26,628	33,991
Total current liabilities	1,200,089	1,255,002

Total liabilities	1,200,089	1,255,002

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 35,860,805 and 34,660,805 issued and outstandingat March 31, 2011 and December 31, 2010, respectively	35,860	34,660
Additional paid-in capital	6,985,995	6,838,862
Retained earnings deficit	(7,940,088)	(7,818,986)
Total stockholders' deficit	(918,233)	(945,464)

Total liabilities and stockholders' deficit	$281,856	$309,538

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Operations

	For the three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating expenses:
General and administrative	$108,933	$271,832
Depreciation expense	6,251	7,005
Total operating expenses	115,184	278,837

Net operating loss	(115,184)	(278,837)

Other income (expenses):
Interest expense	(5,918)	(91,539)
Gain (loss) on disposal of fixed assets	-	8,882
Total other income (expenses)	(5,918)	(82,657)

Net loss	$(121,102)	$(361,494)

Basid and diluted - net loss per common share	$(0.00)	$(0.01)

Basid and diluted - weighted average common shares outstanding	35,337,472	31,380,800

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(121,102)	$(361,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,251	7,005
Stock-based interest payment	-	89,712
Gain on disposal of fixed assets	-	(8,882)
Changes in operating assets and liabilities:
Decrease (increase) in:
Current assets	350	-
Other assets	21,172	(208,455)
Increase (decrease)in:
Accounts payable	17,699	4,209
Accrued expenses	(3,603)	71,267
Total adjustments	41,869	(45,144)
Net cash used in operating activities	(79,233)	(406,638)

Cash flows from investing activities:
Proceeds from disposal of fixed assets	-	32,288
Net cash provided by investing activities		32,288

Cash flows from financing activities:
Proceeds from stockholder loans	-	200,000
Proceeds from stockholder advances	86,687	-
Net proceeds of private placement	-	175,000
Payments on officer loan	(7,363)	(11,500)
Net cash provided by financing activities	79,324	363,500
Net increase (decrease) in cash and cash equivalents	91	(10,850)

Cash and cash equivalents, beginning of period	18	17,322

Cash and cash equivalents, end of period	$109	$6,472

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$-	$1,872
Income taxes	$-	$-

Noncash transactions:
Accounts payable converted to common stock	$40,000	$-
Accrued compensation converted to common stock	$108,333	$-
Stockholder loan payable converted to common stock	$-	$20,000
Unamortized debt discount	$-	$148,000

See accompanying notes to unaudited consolidated financial statements.

CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2010, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

Reclassifications.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Crownbutte’s has incurred material recurring losses from operations.  Since inception, Crownbutte’s has incurred losses of approximately $7.94 million.  In addition, Crownbutte is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Crownbutte’s ability to continue as a going concern.

Crownbutte is pursuing, and will  continue to pursue, additional equity financing and/or debt financing while managing cash flow in an effort to provide funds and cash flow to meet its obligations on a timely basis and to support wind project development activities.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liability that may result should Crownbutte be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ DEFICIT

On February 2, 2011 the Company issued 900,000 shares of common stock valued at $108,333 to pay salaries accrued as of December 31, 2010.

On March 3, 2011 the Company issued 300,000 shares of common stock valued at $40,000 to pay expenses in accounts payable as of December 31, 2010.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the quarter, the Company borrowed funds from a stockholder totaling $86, 687 to assist with daily operations.

During the quarter, the Company made payments totaling $7,363 towards a loan from an officer.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

The Company owed $70,026 as of March 31, 2011 which is included in accounts payable.

NOTE 6 – SUBSEQUENT EVENTS

On April 4, 2011, the Company settled and satisfied $125,000 of a $246,460 indebtedness due to Gottbetter and Partners, LLP with the issuance of 2,083,333 shares of restricted common stock.

On April 8, 2011, the Company settled and satisfied $10,665 of indebtedness due to a creditor with the issuance of 166,667 shares of restricted common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

At the directive of the Securities and Exchange Commission to use “plain English” in its public filings, the Company will use such terms as “we”, “our” and “us” in place of Crownbutte Wind Power, Inc. or “the Company.” When such terms are used in this manner throughout this document they are in reference only to the corporation, Crownbutte Wind Power, Inc. and its subsidiary, and are not used in reference to the board of directors, corporate officers, management, or any individual employee or group of employees.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, the statements under both “Notes to Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis or Plan of Operation” located  herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this Form 10-Q.

History

We were incorporated in the State of Nevada on March 9, 2004, under the name ProMana Solutions, Inc. In July, 2008, in connection with a merger transaction with and into Crownbutte ND, a North Dakota limited liability company, we changed our name to Crownbutte Wind Power, Inc.  Following the merger, we continued Cronwbutte ND’s business operations to develop wind parks as a publicly-traded company. Contemporaneously with the merger, our then-existing assets and liabilities were transferred to a wholly-owned subsidiary, Pro Mana Technologies, Inc., and all outstanding shares of the wholly-owned subsidiary were transferred to certain pre-merger shareholders in exchange for the surrender and cancellation of shares of our common stock and certain warrants to purchase shares of our common stock. For further information concerning our prior history and the foregoing merger transaction, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 18, 2011.

We are a development state wind power generation company engaged in the business of developing wind power generation facilities from “green field” (or blank state) up to and including operation. Our development efforts are primarily focused upon wind power generation facilities in the 10 MW to 40 MW range, sometimes larger. Our principal executive offices are currently located at 111 5th Avenue NE, Mandan, ND 58554.

Current Operations

We are currently involved in the development of 12 separate wind projects having approximately 638 MW, or more (0 MW currently in operation), of total potential generating capacity. For further description and details of these projects, the wind energy industry and other matters impacing our business operations, see our Annual Report on Form 10-K for the fiscal year ending December 31, 2010, as filed with the SEC on April 18, 2011.  All projects will require that we obtain substantial additional financing and/or equity, obtaining of construction and project debt financing and establishing turbine supply relationships. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable. Similarly, there are no assurances that we will be able to establish and maintain satisfactory relationships with a turbine supply company in order to able to develop any of our wind energy projects.

Last year, the Company was notified by the Midwest Independent Systems Operator (MISO) that two of our projects, the Elgin, ND project and the Wibaux, MT project, have entered the final facility study stage of the interconnection queue and will obtain interconnection agreements this year. With the Company receiving an interconnection agreement, it should be positioned to obtain financing and begin construction of those projects by the end of 2011, subject to financing.  Both of these 20 MW projects qualify for the U.S. Treasury Department renewable energy grant program created by the American Recovery and Reinvestment Act of 2009 (discussed elsewhere in this report), when an interconnection agreement is received, financing obtained, and at least 5% of construction begins before December 31, 2010.  The grant amount for most wind projects is equal to 30% of the authorized capital costs of the project.

Plan of Operation

We have had limited revenues since our inception, and, accordingly, have incurred losses from our operations. For the quarter ended March 31, 2011, we incurred net losses of $(121,102) and have an accumulated deficit since inception of $(7,940,088). We currently have no revenues.  The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current year, December 31, 2011, perhaps longer, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine supply relationships.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have had limited revenues, and, accordingly, have incurred losses from our operations. For the quarter ended March 31, 2011, we incurred net losses of $(121,102) and have an accumulated deficit since inception of $(7,940,088). We currently have no revenues. The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current year, December 31, 2011, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine  supply relationships.   These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time

As of March 31, 2011, we had cash of $109 and working capital deficit of $1,199,680. This compares to cash of $18 and a working capital deficit of $1,254,334 at December 31, 2010.  Based on commitments arising from our consulting agreements and other general and administrative expenses, we anticipate that operating expenses during each succeeding quarter will be, at a minimum, approximately $75,000. This amount does not include any capital requirements for our wind energy projects or project development costs which may be incurred. Based on the foregoing, we will not have sufficient cash resources to finance our operations except for several months unless we are able to raise additional equity financing and/or debt financing in the immediate future. We have commenced, and will continue to pursue, efforts to raise additional equity financing and/or debt financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

Recent Financings

As of the fiscal year ended at December 31, 2010, we completed various financings. For further description and details of these financings, see our Annual Report on Form 10-K for fiscal year ending December  31, 2010, as filed with SEC on April 18, 2011.

During the three months ending March 31, 2011, we received $86,687 in loans from a stockholder. There are no assurances that this shareholder will continue to loan us funds, or that the amount of any additional funds loaned us will be sufficient to pay various costs and expenses which we may incur.

Results of Operations

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010:

Overview. We  have generated minimal revenues to date. The net loss for the three months ended March 31, 2011 (the “2011 Period”) was $121,102 compared to a net loss of $361,494 for the three months ended March 31, 2010 (the “2010 Period”), a decrease of $240,392.

Revenues. We generated no revenues from our operations for the three months ended March 31, 2011 or for the three months ended March 31, 2010. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.

Expenses.   Our operating expenses were $115,184 for the 2011 Period compared to operating expenses of $278,837 for the 2010 Period, a decrease of $163,653. This decrease in operating expenses is primarily attributable to a $162,899 decrease in general and administrative expense for the 2011 Period as compared to the 2010 Period.

Our net other expenses/income for the 2011 Period were ($5,918) as compared to ($82,657) for the 2010 Period. Our other expenses included a gain on sale of fixed assets of $0 as compared to a gain of $8,882 in the 2010 Period and interest expense of $5,918 for the 2011 Period as compared to $91,539 for the 2010 Period.

Off Balance Sheet Transactions, Arrangements, or Obligations.

We have no material off balance sheet transactions, arrangements or obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed for the purpose of insuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the annual period ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Control Over Financial Reporting

We continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis. We are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Stradley Litigation Matter.

For description of the litigation commenced against us in 2009 by law firm of Stradley, Ronon, Stevens & Young, LLP (“Stradley”), see our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 18, 2011.

On March 9, 2011, a Consent Judgment was filed in the pending litigation providing for entry of judgment in favor of Stradley and against the Company in the amount of $73,526. Thereafter, on March 23, 2011, a Forbearance Agreement was entered into between the Company and Stradley pursuant to which the Company agreed to make monthly payments to Stradley of $3,500 commencing on the execution of the Forbearance Agreement and the 30th day of each month thereafter in exchange for Stradley’s forbearance from executing on the Consent Judgment. In addition, the Company agreed to (a) increase the payments to $7,000 per month commencing on the next payment date after the Company is successful in receiving any funds in excess of $500,000 for project development, and (b) the issuance of 500,000 shares of the Company’s common stock which, upon being registered, could be sold by Stradley with the net sales proceeds being applied to reduce the amount due from the Company. If any payments or the shares are not timely delivered, Stradley may immediately, without notice or demand, institute and otherwise pursue any and all actions, rights and remedies arising from, or related to, the Consent Judgment.

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

Item 1A.  Risk Factors

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2011 the Company issued 900,000 shares of common stock valued at $108,333 to pay salaries accrued as of December 31, 2010.  We relied upon the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such shares did not involve a public offering or general solicitation. We reasonably believed that the third party (being an officer of the Company) has such knowledge and experience in financial and business matters so that he was capable of evaluating the risks of the investment. The certificate evidencing the subject shares contains a restrictive investment legend noted thereon.

On March 3, 2011 the Company issued 300,000 shares of common stock valued at $40,000 to pay expenses in accounts payable as of December 31, 2010.  We relied upon the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such shares did not involve a public offering or general solicitation. We reasonably believed that the third party has such knowledge and experience in financial and business matters so that the third party is capable of evaluating the risks of the investment. The certificate evidencing the subject shares contains a restrictive investment legend noted thereon.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information

None

Item 6.  Exhibits.

The following Exhibits are being filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit
Number		Description

10.1	*	Forbearance Agreement dated March 23, 2011 between the Company and Stradley Ronon Stevens & Young, LLP

31.1	*	Certification Pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Principal Executive Officer and Principal Accounting Officer)

32.1	*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Principal Executive Officer and Principal Accounting Officer)  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

•	Filed/furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWNBUTTE WIND POWER, INC.

Dated: May 20, 2011	By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Forbearance Agreement dated March 23, 2011 between the Company and Stradley Ronon Stevens & Young, LLP

31.1	Certification Pursuant to Section 302(a) of Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Principal Executive Officer and Principal Accounting Officer)

32.1
Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Principal Executive Officer and Principal Accounting Officer)  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)