Form 10-Q
period 2011-06-30
Crownbutte Wind Power, Inc.
filed 2011-08-16
CIK 1452583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  333-156467

Crownbutte Wind Power, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0844584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

547 South 7th Street, Suite 100
Bismarck, ND	58504
(Address of principal executive offices)	(Zip Code)

(701) 667-2073
(Registrant’s telephone number, including area code)

N.A.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☑

As of August 12, 2011, there were 38,110,805 shares of the registrant’s common stock outstanding.

CROWNBUTTE WIND POWER, INC.

Item 1. Financial Statements.

Crownbutte Wind Power, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS

Current Assets:
Cash and cash equivalents	$25,082	$18
Other current assets	300	650
Total current assets	25,382	668

Other assets:
Interconnect application deposits	168,311	191,953
Property and equipment, net of accumulated depreciation of $83,644 and $71,142	104,415	116,917
Total other assets	272,726	308,870

Total assets	$298,108	$309,538

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$277,520	$476,151
Accrued expenses	461,945	539,860
Stockholder loan payable	205,000	205,000
Due to stockholder	409,538	-
Convertible note, net of discount of $25,000 and $0, respectively	-	-
Due to officer	26,628	33,991
Derivative liabilities	2,357,309	-
Total current liabilities	3,737,940	1,255,002

Total liabilities	3,737,940	1,255,002

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized 38,110,805 and 34,660,805 issued and outstanding, respectively	38,111	34,660
Additional paid-in capital	5,193,679	6,838,862
Accumulated deficit	(8,671,622)	(7,818,986)
Total stockholders' deficit	(3,439,832)	(945,464)

Total liabilities and stockholders' deficit	$298,108	$309,538

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating expenses:
General and administrative	$1,525,539	$1,189,594	$1,634,472	$1,493,503
Depreciation expense	6,251	6,257	12,502	13,262
Total operating expenses	1,531,790	1,195,851	1,646,974	1,506,765

Net operating loss	(1,531,790)	(1,195,851)	(1,646,974)	(1,506,765)

Other income (expenses):
Other income	-	500	-	500
Interest expense	(111,687)	(184,931)	(117,605)	(276,469)
Gain (loss) on disposal of fixed assets	-	-	-	8,882
Modification expense	-	(105,077)	-	(105,077)
Gain on derivative financial instruments	911,943	-	911,943	-
Total other income (expenses)	800,256	(289,508)	794,338	(372,164)

Net loss	$(731,534)	(1,485,359)	$(852,636)	(1,878,929)

Basic and diluted - net loss per common share	$(0.02)	$(0.05)	$(0.02)	$(0.06)

Basic and diluted - weighted average common shares outstanding	36,690,823	32,434,761	38,029,303	32,032,953

See accompanying notes to unaudited consolidated financial statements.

Crownbutte Wind Power, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(852,636)	$(1,878,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,502	13,262

Debt discount amortization	111,687	148,000
Stock issued for services	-	22,500
Stock issued for interest	-	124,712
Loss on settlement of payables	156,835	-
Derivative gain	(911,943)	-
Stock-based compensation	1,050,000	992,001
Debt modification	-	105,077
Gain on disposal of fixed assets	-	(8,882)
Changes in operating assets and liabilities:
Current assets	350	-
Interconnect application deposits	23,642	(145,800)
Accounts payable	(22,966)	63,772
Accrued expenses	30,418	148,497
Net cash used in operating activities	(402,111)	(415,790)

Cash flows from investing activities:
Proceeds from disposal of fixed assets	-	32,288
Net cash provided by investing activities	-	32,288

Cash flows from financing activities:
Proceeds from stockholder loans	409,538	230,000
Payments on stockholder loan	-	(25,000)
Proceeds from notes payable	25,000	-
Net proceeds of private placement	-	175,000
Payments on officer loan	(7,363)	(13,000)
Net cash provided by financing activities	427,175	367,000
Net increase (decrease) in cash and cash equivalents	25,064	(16,502)

Cash and cash equivalents, beginning of period	18	17,322
Cash and cash equivalents, end of period	$25,082	$820
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$5,918	$3,757
Taxes paid	$-	$-
Noncash transactions:
Accrued compensation converted to common stock	$108,333	$-
Accounts payable converted to commons stock	$175,665	$-
Stockholder loan payable converted to common stock	$-	$20,000
Reclassification of warrants from additional paid-in capital to derivative liabilities	$2,082,565	$-
Unamortized debt discount	$-	$148,000
Debt discount from derivative liabilities	$136,687	$-

See accompanying notes to unaudited consolidated financial statements.

  CROWNBUTTE WIND POWER, INC.
Notes to Unaudited Consolidated Financial Statements
For the six months ended June 30, 2011 and 2010

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

Derivative Financial Instruments

Crownbutte does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Crownbutte evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, Crownbutte uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Freestanding and Embedded derivatives	—	—	$2,357,309	$2,357,309

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 and 3 fair value methodologies.  The observable data includes the quoted market prices and estimated volatility factors.

Reclassifications.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Crownbutte has incurred material recurring losses from operations.  Since inception, Crownbutte has incurred losses of approximately $8.7 million.  In addition, Crownbutte is experiencing a continuing operating cash flow deficiency. These factors, among others, raise substantial doubt about Crownbutte’s ability to continue as a going concern.

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

NOTE 3 – CONVERTIBLE NOTE PAYABLE

On May 23, 2011, Crownbutte Wind Power, Inc. (“the Company” or “Crownbutte”) executed and delivered, pursuant to a private placement with a single institutional investor, its $330,000 Convertible Promissory Note (the “Convertible Note”) in exchange for the investor’s execution and delivery of a $300,000 Secured & Collateralized Promissory Note (the “Secured Note”) to the Company. The lender is not entitled to the $30,000 of additional principal under the Convertible Note until all amounts under the Secured Note have been received by Crownbutte. If Crownbutte receives the full $300,000 under the Secured Note, additional principal of $30,000 will become due to the lender and available for conversion.

The original principal amount of the Convertible Note is $330,000, and the Convertible Note provides for a 6% one-time interest charge. The Convertible Note has a maturity date of three (3) years from May 23, 2011 at which time all principal and accrued interest shall be due and payable in full. Prepayment is not permitted unless approved by the holder in writing. However, the Convertible Note is payable on demand by the holder in an amount not to exceed the cash amount paid under the Secured Note.

The Convertible Note is convertible by the holder, at its election, at any time provided that the designated amount to be converted into shares of the Company’s common stock has been discharged by payment of an equal or greater amount on the Secured Note. The subject conversion amount is converted into shares of Company’s common stock based on a conversion price of seventy-five percent (75%) of the lowest trade price in the 30 trading days prior to the conversion.

In accordance with the terms of the Convertible Note, the investor may not convert any amount of the Convertible Note if after giving effect to such conversion the investor would beneficially own greater than 4.9% of the outstanding shares of the Company’s common stock.

The Secured Note is a full recourse obligation of the investor to repay the original principal amount of $300,000 and the 6.6% one-time interest charge as provided for therein. The Secured Note has a maturity date of three (3) years from May 23, 2011 at which time all principal and accrued interest shall be due and payable in full. Prepayment is permitted at any time in the form of cash, other payment as mutually agreed upon, surrender of the Convertible Note, or surrender of the collateral or security which secures repayment of amounts due under the Secured Note. The Secured Note provides that the investor will plan to make, without obligation, monthly payments of $25,000 beginning 210 days from execution of the Secured Note subject to conversions being honored as set forth under the Convertible Note and Rule 144 being available to remove restrictive legend from shares obtained in conversions such that the shares are freely tradeable. During the quarter ended June 30, 2011, the investor made a $25,000 prepayment against the subject indebtedness.

The embedded conversion option does not contain an explicit limit on the number of shares to be issued upon conversion. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging (See Note 6 below).   This fair value in conjunction with the fair value of the warrants issued with the new note resulted in a full discount to the note payable at the modification date.  As of June 30, 2011, none of the discount had been amortized to interest expense.

NOTE 4 – EQUITY TRANSACTIONS

On February 2, 2011 the Company issued 900,000 shares of common stock valued at $108,333 to pay salaries accrued as of December 31, 2010.

On March 3, 2011 the Company issued 300,000 shares of common stock valued at $40,000 to pay expenses in accounts payable as of December 31, 2010.

On April 4, 2011 the Company issued 2,083,333 shares of common stock valued at $270,833 to pay expenses in accounts payable as of December 31, 2010.  The fair value of the shares exceeded the carrying value of the accounts payable by $145,833, resulting in a loss on settlement of payables for the quarter ended June 30, 2011.

On April 8, 2011 the Company issued 166,667 shares of common stock valued at $21,667 to pay expenses in accounts payable as of December 31, 2010.  The fair value of the shares exceeded the carrying value of the accounts payable by $11,002, resulting in a loss on settlement of payables for the quarter ended June 30, 2011.

During the quarter ended June 30, 2011, 24,262,034 warrants to purchase common stock with a fair value $2,082,565 that were previously classified as equity were reclassified to liabilities.  See Note 6.

NOTE 5 – WARRANTS

During the six months ending June 30, 2011, Crownbutte issued new warrants for services, which are exercisable for a period of five years for up to 10,500,000 shares of Crowbutte’s common stock based on an exercise price of $0.0225.  The fair value of the warrants was $1,050,000 on the date of grant which was recorded as consulting expense for the quarter ended June 30, 2011.

All of Crownbutte’s warrants were classified as liabilities as of June 30, 2011.  See Note 6.

A summary of the warrants for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (Years)	Aggregate Intrinsic Value
Outstanding on December 31, 2010	24,262,034	$0.17	4.31	$60,000
Granted	10,500,000	0.0225	5.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1,100,000)	0.50	-	-

Outstanding on June 30, 2011	33,662,034	$0.1137	4.29	$873,750

NOTE 6 - DERIVATIVE LIABILITIES

Senior Secured Note - The embedded conversion option in Crownbutte’s $300,000 note described in Note 3 does not contain an explicit limit on the number of shares to be issued upon settlement.   This provision results in all of Crownbutte’s share-settleable instruments being classified as liabilities under ASC 815-15 (“Derivatives and Hedging”), including 24,262,034 warrants outstanding as of December 31, 2010, 10,500,000 warrants granted during the quarter ended June 30, 2011 and the embedded conversion option in the stockholder note payable described in Note 7.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the six months ended June 30, 2011:

Derivative liabilities at December 31, 2010	$-
Addition of new derivative liabilities	1,186,687
Reclassification of warrants from equity to liabilities	2,082,565
Change in fair value of embedded conversion option and warrants during the period	(911,943)
Derivative liabilities at June 30, 2011	$2,357,309

Crownbutte used the Black-Scholes option pricing model to value the embedded conversion feature and warrants above using the following assumptions: number of options as set forth in the convertible note and warrant agreements; no expected dividend yield; expected volatility ranging from 445% - 446%; risk-free interest rates ranging from 0.81% - 1.76% and expected terms based on the contractual term.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, the Company borrowed funds from a stockholder totaling $409,538 to assist with daily operations.  On May 31, 2011, Crownbutte agreed to allow $111,687 of these advances to be convertible into shares of Crownbutte stock at $0.0225 per share.  As a result of the addition of a conversion option, the modification qualifies for debt extinguishment accounting under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Due to the embedded conversion feature described in Note 3, the conversion feature of the stockholder loan must also be classified as a liability and recorded at fair value (See Note 6).  The fair value of the conversion option exceeded the carrying value of the convertible advances resulting in a full discount to the note.  As the advances are due on demand, the entire discount of $111,687 was amortized to interest expense during the quarter ended June 30, 2011.

During the quarter, the Company issued to each of its two officers/directors and a stockholder new warrants for services, which are exercisable for a period of five years for up to 3,500,000 shares of the Company’s common stock at an exercise price of $0.0225. (See Note 5 above)

During the six months ended June 30, 2011, the Company made payments totaling $7,363 towards a loan from an officer.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

During the period ending June 30, 2011, the Company and Stradley verbally agreed to eliminate and delete the Forbearance Agreement provision whereby the Company would issue to Stradley 500,000 shares of the Company’s common stock. In exchange, the Company agreed to increase its payment from $3,500 per month to $5,000 per month commencing on July 31, 2011.

If the Company should default and be unable to make scheduled payments under the terms of the Forbearance Agreement, Stradley may immediately, without notice or demand, institute and otherwise pursue any and all actions, rights and remedies including, without limitation, the  right and ability to execute on the Consent Judgment entered against the Company.  Should Stradley do so, the only liquid assets currently available to satisfy the judgment are the Company’s interconnect application deposits for Wibaux and Elgin.  Forfeiture of the deposits would significantly impair the status of our project queue positions.  Loss of queue position may require new applications, additional deposits and development costs, and several years to obtain shovel-ready status for these two projects.

The Company owed $63,026 as of June 30, 2011 which is included in accounts payable.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, the statements under both “Notes to Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis or Plan of Operation” located elsewhere herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this Form 10-Q.

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

We are a development state wind power generation company engaged in the business of developing wind power generation facilities from “green field” (or blank state) up to and including operation. Our development efforts are primarily focused upon wind power generation facilities in the 10 MW to 40 MW range, sometimes larger. Our principal executive offices are currently located at 547 South 7th Street, Suite 100, Bismarck, ND 58504.

Current Operations

We are currently involved in the development of 12 separate wind projects having approximately 638 MW, or more (0 MW currently in operation), of total potential generating capacity. For further description and details of these projects, the wind energy industry and other matters impacting our business operations, see our Annual Report on Form 10-K for the fiscal year ending December 31, 2010, as filed with the SEC on April 18, 2011.  All projects will require that we obtain substantial additional financing and/or equity, obtaining of construction and project debt financing and establishing turbine supply relationships. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that any of our wind power generation facilities will ultimately become operational or generate sufficient revenues to be profitable. Similarly, there are no assurances that we will be able to establish and maintain satisfactory relationships with a turbine supply company in order to able to develop any of our wind energy projects.

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

Plan of Operation

We have had limited revenues since our inception, and, accordingly, have incurred losses from our operations. For the six months ended June 30, 2011, we incurred net losses of $(852,636) and have an accumulated deficit since inception of $(8,671,622). We currently have no revenues.  The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current year, December 31, 2011, perhaps longer, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine supply relationships.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since our inception, we have had limited revenues, and, accordingly, have incurred losses from our operations. For the six months ended June 30, 2011, we incurred net losses of $(852,636) and have an accumulated deficit since inception of $(8,671,622). We currently have no revenues. The potential future revenues we expect from our wind power generation projects, will not be generated until sometime after the end of our current year, December 31, 2011, and will require the expenditure of additional capital, obtaining of construction and project debt financing and establishing turbine  supply relationships.   These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time

As of June 30, 2011, we had cash of $25,082 and working capital deficit of $(3,712,558). This compares to cash of $18 and a working capital deficit of $(1,254,334) at December 31, 2010.  Based on commitments arising from our consulting agreements and other general and administrative expenses, we anticipate that operating expenses during each succeeding quarter will be, at a minimum, approximately $75,000. This amount does not include any capital requirements for our wind energy projects or project development costs which may be incurred. Based on the foregoing, we will not have sufficient cash resources to finance our operations except for several months unless we are able to raise additional equity financing and/or debt financing in the immediate future. We have commenced, and will continue to pursue, efforts to raise additional equity financing and/or debt financing from a variety of sources and means. There are no assurances that we will be able to obtain any additional financing and/or equity and, even if obtained, that such financing will be in a sufficient amount to be able to continue operations for a sufficient period until one or more of our wind power generation facilities become operational or until we can generate sufficient revenues to be profitable.

Recent Financings

As of the fiscal year ended at December 31, 2010, we completed various financings. For further description and details of these financings, see our Annual Report on Form 10-K for fiscal year ending December 31, 2010, as filed with the SEC on April 18, 2011.

On May 25, 2011, we received $25,000 from an institutional investor, which  constituted the first payment on a $300,000 Secured Note payable to the Company, For further details and information on the $300,000 Secured Note, see “Convertible Note Payable” discussion in Note 3 in the consolidated financial statements above.

During the three months ending June 30, 2011, we received $322,851 in loans from a stockholder. Included in the loans received was $219,000 advanced on June 15, 2011 on behalf of the Company to Montana Dakota Utilities, in accordance with the terms of its interconnection agreement for the Gascoyne I wind power project. In addition, a total of $111,687 of the stockholder loan amount can be converted, at the stockholder’s election, into shares of the Company’s common stock based on a conversion price of $0.0225 per share.

Results of Operations

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010:

Overview. We have yet to generate any revenues from our operations. The net loss for the three months ended June 30, 2011 (the “2011 Period”) was $(731,534) compared to a net loss of $(1,485,400) for the three months ended June 30, 2010 (the “2010 Period”), an decrease of $753,866.

Revenues. We generated no revenues from our operations for the three months ended June 30, 2011 or for the three months ended June 30, 2010. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.

Expenses.   Our operating expenses were $1,531,790 for the 2011 Period compared to operating expenses of $1,195,891 for the 2010 Period, an increase of $335,899. This increase in operating expenses is primarily attributable to a $335,945 increase  in general and administrative expense for the 2011 Period as compared to the 2010 Period.

Our net other expenses for the 2011 Period were $800,256 as compared to ($289,508) for the 2010 Period. Our other expenses included a gain on derivative financial instruments of $911,943 and interest expense of $111,687 in the 2011 Period compared to interest expense of $184,930, modification expense of $105,077 and other income of $500 for the 2010 Period.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010:

Overview. We have yet to generate any revenues from our operations. The net loss for the six months ended June 30, 2011 (the “2011 Period”) was $852,636 compared to a net loss of $1,878,929 for the six months ended June 30, 2010 (the “2010 Period”), a decrease of $1,026,293.

Revenues. We generated no revenues from our operations for the six months ended June 30, 2011 or for the six months ended June 30, 2010. Our operations have focused upon various business planning and wind power project development activities since inception, and have not generated any revenues.

Expenses.   Our operating expenses were $1,646,974 for the 2011 Period compared to operating expenses of $1,506,765 for the 2010 Period, an increase of $140,209. This increase in operating expenses is primarily attributable to a $140,969 increase in general and administrative expense for the 2011 Period as compared to the 2010 Period which was offset by a decrease in depreciation expense.

Our net other expenses for the 2011 Period were $794,338 as compared to ($372,164) for the 2010 Period. Our other expenses included a gain on derivative financial instruments of $911,943 and interest expense of $117,605 in the 2011 Period compared to interest expense of $276,469, modification expense of $105,077, other income of $500 and a gain on the disposal of fixed assets of $8,882 for the 2010 Period.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

StradleyLitigation Matter.

For description of the litigation commenced against us in 2009 by law firm of Stradley, Ronon, Stevens & Young, LLP (“Stradley”), the Consent Judgment entered against the Company and the terms of a Forbearance Agreement entered into between the Company and Stradley, see our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 18, 2011. See also “Commitments and Contingencies” discussion in Note 8 in the consolidated financial statements above.

During the period ending June 30, 2011,  the Company and Stratley  verbally agreed to eliminate and delete the Forbearance Agreement provision whereby the Company  agreed to issue  to Stradley  500,000 shares of the Company’s common stock. In  exchange, the Company agreed to increase its payments from $3,500 per month to $5,000 per month commencing on July 31, 2011. The Company has made all monthly payments to Stradley such that the outstanding amount which remains due and owing is $63,026 as of June 30, 2011.  If any monthly payments are not timely delivered, Stradlewy may immediately, without notice or demand, institute and otherwise pursue any and all actions, rights and remedies arising from, or related to the Consent Judgment.

Item 1A.  Risk Factors

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2011 the Company issued 2,083,333 shares of common stock valued at $270,833 to pay expenses in accounts payable as of December 31, 2010.  For further details, see “Equity Transactions” discussion in Note 4 in the consolidated financial statements above. We relied upon the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such shares did not involve a public offering or general solicitation. We reasonably believed that the third party has such knowledge and experience in financial and business matters so that the third party is capable of evaluating the risks of the investment. The certificate evidencing the subject shares contains a restrictive investment legend noted thereon.

On April 8, 2011 the Company issued 166,667 shares of common stock valued at $21,667 to pay expenses in accounts payable as of December 31, 2010. For further details, see “Equity Transactions” discussion in Note 4 in the consolidated financial statements above. We relied upon the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such shares did not involve a public offering or general solicitation. We reasonably believed that the third party has such knowledge and experience in financial and business matters so that the third party is capable of evaluating the risks of the investment. The certificate evidencing the subject shares contains a restrictive investment legend noted thereon.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information

 On May 23, 2011, the Company executed and delivered, pursuant to a private placement with a single institutional investor, its $330,000 Convertible Promissory Note (the “Convertible Note”) in exchange for the investor’s execution and delivery of a $300,000 Secured & Collateralized Promissory Note (the “Secured Note”) to the Company. This is the first of a series of contemplated  transactions between the Company and the investor which may occur over the next several years which, if fully funded, could provide the Company with funding aggregating up to $2.8 million. However, there are no assurances that any further transaction will occur, or if further transactions do occur, the number of potential transactions which may occur is uncertain and dependent on numerous factors including, without limitation, the Company’s progress in developing its existing wind energy projects, its financial condition and resources, strength and volatility of stock prices for the Company’s common stock and other factors over which the Company has no control.

The original principal amount of the Convertible Note is $330,000, and the Convertible Note provides for a 6% one-time interest charge. The Convertible Note has a maturity date of three (3) years from May 23, 2011 at which time all principal and accrued interest shall be due and payable in full. Prepayment is not permitted unless approved by the holder in writing. However, the Convertible Note is payable on demand by the holder in an amount not to exceed the cash amount paid under the Secured Note.

The Convertible Note is convertible by the holder, at its election, at any time provided that the designated amount to be converted into shares of the Company’s common stock has been discharged by payment of an equal or greater amount on the Secured Note. The subject conversion amount is converted into shares of Company’s common stock based on a conversion price of seventy-five percent (75%) of the lowest trade price in the 30 trading days prior to the conversion. Shares from any such conversion are to be delivered to holder within two (2) business days of conversion notice delivery by electronic transfer. If shares are not delivered by the third business day, a penalty of $2,000 per day is assessed until shares delivery is made, with the penalty being added to the principal balance of the Convertible Note. If the subject shares are not timely delivered for any reason, the holder may rescind the particular conversion and have conversion amount restored to the unpaid balance of the Convertible Note.

In accordance with the terms of the Convertible Note, the investor may not convert any amount of the Convertible Note if after giving effect to such conversion the investor would beneficially own greater than 4.9% of the outstanding shares of the Company’s common stock.

The Secured Note is a full recourse obligation of the investor to repay the original principal amount of $300,000 and the 6.6% one-time interest charge as provided for therein. The Secured Note has a maturity date of three (3) years from May 23, 2011 at which time all principal and accrued interest shall be due and payable in full. Prepayment is permitted at any time in the form of cash, other payment as mutually agreed upon, surrender of the Convertible Note, or surrender of the collateral or security which secures repayment of amounts due under the Secured Note. The Secured Note provides that the investor will plan to make, without obligation, monthly payments of $25,000 beginning 210 days from execution of the Secured Note subject to conversions being honored as set forth under the Convertible Note and Rule 144 being available to remove restrictive legend from shares obtained in conversions such that the shares are freely tradeable. On May 25, 2011, the investor did make a $25,000 prepayment against the subject indebtedness.

The securities sold in the private placement and the shares issuable upon the conversion of the Convertible Note have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States without being registered with the Securities and Exchange Commission (“SEC”) or through an applicable exemption from registration requirements. The Convertible Note and the shares of NACEL’s common stock issuable upon conversion of the Convertible Note were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act and/or Section 4(5) of the Securities Act.

The description of, among other things, the terms of the Convertible Note and the Secured Note does not purport to be complete and is qualified in its entirety by reference to each of the subject transaction documents which are filed as Exhibits to this report and are incorporated herein by reference.

Item 6.  Exhibits.

The following Exhibits are being filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit
Number		Description

4.1	*	$300,000 Secured & Collaterialized Promissory Note

4.2	*	$330,000 Convertible Promissory Note

4.3	*	Warrant to Purchase Common Stock (form)

31.1	*	Certificate pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)

32.1	*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (Mark Schaftlein as Chief Executive Officer and Principal Accounting Officer)†.

*	Filed/furnished herewith.

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

CROWNBUTTE WIND POWER, INC.

Dated: August 16, 2011	By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Schaftlein
Mark Schaftlein
Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

4.1	$300,000 Secured & Collaterized Promissory Note

4.2	$330,000 Convertible Promissory Note

4.3	Warrant to Purchase Common Stock (form)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a). adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)