Form 10-Q/A
period 2011-06-30
Crownbutte Wind Power, Inc.
filed 2011-09-14
CIK 1452583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 12, 2011, there were 38,110,805 shares of the registrant’s common stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Crownbutte Wind Power, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 16, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.  Exhibits

a) Exhibits.

Exhibit No.		Document

31.1	*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)

32.1	*	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Schaftlein, Chief Executive Officer and Principal Accounting Officer)

101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*           These exhibits were previously included or incorporated by reference in Crownbutte Wind Power, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 16, 2011.

*           Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWNBUTTE WIND POWER, INC.

Dated: September 14, 2011	By:	/s/ Mark Schaftlein
Mark Schaftlein
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Schaftlein
Mark Schaftlein
Principal Accounting Officer